Form 10KSB
period 1999-12-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2000-04-17
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ________________

Commission file number: 0-27637

                 Global Entertainment Holdings/Equities, Inc.
                (Name of small business issuer in its charter)

            Colorado                                           47-0811483
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

6235 South 90th Street, Omaha, Nebraska                        68127
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (402) 331-3189

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

                                          Common Stock, .001 par value
                                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		Yes 	X			 No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10KSB. 	[ ]

Issuer's revenues for its most recent fiscal year: $2,821,599

Aggregate market value of voting stock held by non-affiliates of the issuer
as of:   12/31/99: $6,919,858

Number of shares of common stock, .001 par value, outstanding on: 12/31/99
was    9,940,353

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format: Yes   ; No x

                 Global Entertainment Holdings/Equities, Inc.


FORM 10-KSB
TABLE OF CONTENTS

ITEM 1.   DESCRIPTION OF BUSINESS
1:1       Company Description
1:2       Products and Services
1:3       Growth Strategy
1:4       Technology
ITEM 2.   DESCRIPTION OF PROPERTY
ITEM 3.   LEGAL PROCEEDINGS
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
6:1       Results of Operations
6:2       Liquidity and Capital Resources
6:3       Impact of Inflation
6:4       Contingencies
6:5       Year 2000 Risks
6:6       Year End 2000 Projections
ITEM 7.   FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10.  EXECUTIVE COMPENSATION
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

ITEM 1. 	DESCRIPTION OF BUSINESS

This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Global Entertainment Holdings/Equities, Inc.'s actual results may differ significantly from the results discussed in the forward-looking statements.

Forward-Looking Information-General

This report contains a number of forward-looking statements, which reflect Global's current views with respect to future events and financial performance including statements regarding Global's projections, and the internet gaming industry. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof Global undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, Global's dependence on limited cash resources, and its dependence on certain key personnel within Global. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

1:1 Company Description

Global Entertainment Holdings/Equities, Inc. (the "Company") was incorporated in the State of Colorado as Masadi Resources, Inc. ("Masadi"), on July 10, 1997.
On February 10, 1998, Masadi filed with the State of Colorado, Articles of Amendment to its Articles of Incorporation and changed its name to International Beverage Corporation. On August 27, 1998, pursuant to a Merger Agreement, International Beverage Corporation, merged into Global Entertainment Holdings/ Equities, Inc. (Global). International Beverage Corporation became the surviving corporation and on August 27, 1998, changed its name to Global Entertainment Holdings/Equities, Inc. which is now known as the Company.

On June 30, 1998, Global, entered into an Agreement of Purchase and Sale whereby Global acquired 100% of the issued and outstanding shares of Interactive Gaming and Wagering NV (IGW), a Netherlands Antilles Corporation and is currently a wholly owned subsidiary of the Company. Interactive Gaming and Wagering, was incorporated in Curacao, Netherlands, Antilles on May 19, 1997, and is engaged in the business of conception of software programs for the gaming and wagering industry.

Masadi's purpose for incorporation was to pursue its business activity in the oil and gas exploration and production business within the geographical boundaries of the North American Continent with emphasis on the Continental United States. On November 15, 1997, Masadi's shareholders voted to change its business direction and pursue opportunities in the Beverage

Industry and on February 10, 1998, changed its name to International Beverage Corporation. Pursuant to the change in business direction, International Beverage Corporation entered into a Purchase and Sale Agreement with Beverage Source Worldwide, Inc. whereby Beverage Source Worldwide, Inc. became a wholly owned subsidiary. The Purchase and Sale Agreement with Beverage Source Worldwide, Inc. was subsequently rescinded for non-performance by International Beverage Corporation and Beverage Source Worldwide, Inc.

International Beverage Corporation began trading on the OTC Bulletin Board on March 18, 1998, under the symbol "IBVC". The Company, to better reflect its name change to Global Entertainment Holdings/Equities, Inc., changed its trading symbol on September 9, 1998, to "GAMM".

The Company's stock is presently traded on the Over The Counter Bulletin Board under the trading symbol "GAMM". The Company is a holding company that concentrates its efforts in the area of Internet related companies, with special attention to the online gaming software sector. The Company provides financial advisory services, including; mergers and acquisitions , capital investment and general investment banking services to emerging Internet related companies. Currently, the Company owns 100% of the issued and outstanding stock of Interactive Gaming and Wagering (IGW) and as of the September 20, 1999, acquired 100% of the issued and outstanding stock of Prevail Online, Inc. a Colorado Corporation with principal offices in San Francisco, CA that provides Web publishing related services.

Interactive-Gaming & Wagering N.V.

Interactive Gaming & Wagering, NV (IGW) is engaged in the development, licensing and hosting of proprietary Internet and telephony based gaming software. IGW's corporate Web site is www.interactive-gaming.com. IGW offers a turnkey service solution to its software licensees, including gaming license consulting, facilities services, online casino and sportsbook software, 800 call center sportsbook software, training, application hosting services, web site design, development and hosting, and intenet telecommunications services.

At June 30, 1998, IGW completed the testing and implementation of its proprietary online sportsbook software through a licensee, www.VIPsports.com. As
a result, www.VIPsports.com  has   experienced significant business growth which
can be directly attributed to the successful testing and implementation program provided by IGW.

As of the date of this filing, IGW has entered into licensing contracts with several software licensees for its gaming software. The following is a current list of the Company's eleven fully operational software licensee Web sites.

1. www.vipsports.com
2. www.vipcasinos.com
3. www.5cardcharlie.com
4. www.fairdealsports.com
5. www.fairdealcasino.com
6. www.gamedaycasino.com
7. www.gamedaysportsbook.com
8. www.wssbcasino.com
9. www.wallstreetsuperbook.com

10. www.fivecardcharlie.com
11. www.vipsoccer.com

Prevail Online, Inc.

At September 20, 1999, the Company completed an agreement of purchase and sale for the purchase and acquisition of 100% of the issued and outstanding stock of Prevail Online, Inc., a Colorado Corporation with its principle office in San Francisco, CA. Pursuant to the terms of the acquisition, the Company conducted a tax-free exchange of 163,500 shares of its common stock for 100 % of the issued and outstanding shares of Prevail Online. Prevail Online will operate as a wholly owned subsidiary of Global Entertainment Holdings.

Prevail Online operates three independent online services that attract consumers with a combination of highly focused content and superior marketing techniques which has made its sites among the most popular on the Web. Prevail Online's services deliver gaming directory information through its Website www.wheretobet.com, real time sports gaming news and statistics through www.thesportsdaily.com, and mainstream online wagering information via www.netbet.org.

1:2 Products and Services

Through its wholly owned subsidiaries, the Company develops and provides its software products, Web publishing services and Web hosting services to the independent licensees. To its licensees, the Company provides:

Set-up

1. Assistance in procuring of initial Internet gaming license with the government.
2. Concept development and design of virtual casino "theme.".
3. Customization and system integration.
4. Hosting of servers.
5. Assistance in establishing e-commerce systems.

Software Features

1. Real-time functionality.
2. All odds making rules and calculations.
3. Advanced graphical user interface for enhanced visual and audio effects.
4. Preservation and analysis of all gaming data, including win/loss, game preferences and monitoring of player activities.
5. Accurate reporting of return on advertising Investment to optimize marketing resources.
6. Provision of credit card processing e-commerce and other banking services.

Java Casino Games

IGW's Java games utilize the Java programming language to provide easily accessible online games to the Company's licensees' Websites. The cross-platform nature of Java makes it possible to play these games on all major operating systems, online, with no download requirements. IGW software currently provides four (4) casino style Java Games (Videopoker,

Blackjack, Roulette, slots) for players to wager on, with several additional Java games projected to be released throughout FY2000.

1:3 Growth Strategy

The development of telecommunications and the emergence of new technology have created opportunities to develop new, efficient and secure ways to deliver information and entertainment to consumers. The Company intends to capitalize on its technological niche and expertise to become a world leader in online gaming software systems. The Company's key strategic objectives are to: (i) continue supporting core holdings of Internet gaming software development and licensing; (ii) expand to other Internet markets, through acquisitions in the content and publishing markets; and (iii) The company will pursue opportunities in e-commerce through the Company's wholly owned subsidiary, IGW. The Company will develop the software to integrate the banking operation for e-commerce. The Company will continue to develop software that enables e-commerce through their licensee's websites as part of the Company's software solution. The Company proposes to seek a joint venture partner to facilitate credit card transactions, for their licensee web sites. However, currently no acquisitions or joint ventures have been identified.

The Company intends to implement its business strategy by: (i) continuing to enhance its technology; (ii) seeking key strategic alliances with companies that are in the Internet/Technology/Software based industries, technologically advanced, that are currently solvent, are beyond the development stage, have positive operating cash flows/financially stable, have a seasoned management team, and are efficiently staffed. Currently, no acquisitions or strategic alliances have been identified. and; (iii) developing brand name recognition through cross marketing and merchandising.

Expand Market Integration

The Company intends to capitalize on its technological niche and early market entry to capture a significant share of the Internet gaming software market.
The Company believes that because of the level of satisfaction from its clients and the history of IGW in the industry as a leader (co-founding member and board member of the Interactive Gaming Council), it has established brand recognition. The Company believes that it has accomplished this through the development of eleven (11) licensed web sites using its ITSCS (Internet & Telephony Sportsbook & Casino System), creating market exposure over the Internet; has developed and licensed software to one of the first operating sportsbooks on the Web, www.VIPsports.com.; its attendance and exposure at gaming and software expositions; has received favorable reviews from both financial and industry publications, i.e. CNNfn, USA Today, and has obtained exposure through various media outlets, including: multiple national radio interviews, television exposure, Channel 22 Business News, CNN Financial, Today's Investor, Internet interviews and Company profile exposure, News Letter exposure, Internet Banner Advertising, and other Internet Advertising.

Maintain High Quality, Innovative Products and Services

The Company is focused on designing a gaming experience by using leading edge technology. Additionally, licensees may benefit from other methods of revenue generation, which traditional gaming machines cannot offer, such as advertising, data collection and user analysis.

Continue Technology Development

The Company has achieved its technological niche through the development of its proprietary software. Furthermore, the Company has made a strong commitment to continue research and development activities to enhance its software and to develop new applications for new markets. The Company will continue to use such methods to protect its technology and moderate competition from current and future entrants.

Sales and Marketing Strategy

The Company's sales and marketing are conducted through its Curacao, and San Francisco offices and its Omaha, Nebraska headquarters. As of September 20, 1999, the sales and marketing team was comprised of three (3) sales and marketing professionals and technicians. The managers hired to date are experienced professionals with in-depth knowledge of Internet software and the gaming industries.

The Company is committed to maintaining a customer-driven organization and continues to aggressively recruit and train additional staff for the marketing department to assist the Company in achieving its sales goals.

Competitive Environment

The Company estimates that there are currently over 30 online gaming software developers and over 650 gaming Web sites.

Competition in the gaming software development and licensing markets come from five primary segments:

1. Traditional Land-based Gaming
2. Internet Gaming
3. Electronic Gaming
4. Internet Service Providers
5. Other Entertainment / Media

The Company estimates the following list of companies represent the major competition in the licensing of Internet gaming software: Starnet
Communications, Microgaming, Atlantic International Entertainment, Ltd., Chartwell Technology, Inc., Cryptologic, Inc. and Boss Media AB.

1:4 Technology

Redundant High-Speed Network

IGW has constructed a transaction-oriented server hosting facility in Curacao. Tightly integrated with the Internet connection, the server farm offers a dedicated, fully duplexed gateway into the global Internet. Taking advantage of newly implemented connectivity hardware and security software, the facility guarantees an unprecedented level of performance and availability. The system is composed of high speed Dell and Compaq servers and top of the line Cisco and Nokia networking equipment. The mission critical system components, such as the database and web servers, are fully fault tolerant, load-balanced, mirrored and redundant, which protects the licensees from failures due to malfunctioning equipment.

The highly scalable nature of IGW's system design makes provisioning for additional capacity seamless. The network monitoring and security staff tracks the system at all times to maintain constant awareness of the system's operating parameters. New equipment and bandwidth will be procured as necessary to compensate for increased activity or anticipated peak demands.

The high quality Internet connection at IGW's network facility in Curacao is provided by Antelecom and Teleglobe and contributes to responsive game play and uptime for the licensees. Each gaming transaction is stored on a database that is replicated for redundancy and backed up online to prevent data loss.

In addition to IGW's digital network serving gaming content for its licensees, the Company uses a state of the art proprietary e-commerce solution that provides a high level of security and integrity for transmission of funds over the Internet. IGW uses Secure Sockets Layer (SSL) to encrypt and protect transmission of sensitive data like credit card information.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company's principal offices are located at 6235 S. 90th Street, Omaha, Nebraska 68127. The Company currently leases 2,000 sq. ft. from 90th Street. The lease is for a period through February 28, 2004 at a rate of $1,300 per month and adjusts upward to $1,500 in the year 2004.

ITEM 3. 	LEGAL PROCEEDINGS

Pursuant to an Agreement of Purchase between Masadi Resources, Inc., and Beverage Source Worldwide) Inc., dated November 26, 1997, the Company issued 1,375,000 (pursuant to a three (3) for one (1) stock split) shares of its $.001 par value common stock in exchange for 1,500 shares of Beverage Sources Worldwide, Inc. At December 31, 1997, the Company had advanced to its subsidiary, Beverage Source Worldwide, Inc., $200,000 and in the early months of 1998 the Company advanced an additional $457,844 to Beverage Source Worldwide, Inc. Minutes of an Emergency Meeting of the Board of Directors of the Company dated April 2, 1998, noted that Beverage Source Worldwide, Inc. was without funds and was currently facing bankruptcy if the Company did not advance substantial working capital funds. By mutual consent, the parties to the Purchase and Sale Agreement, dated November 26, 1997, agreed to a rescission.
On May 5, 1998, the Company filed a Complaint in the Superior Court of California, County of San Diego, alleging that from the closing of the Agreement of Purchase, officers and directors of Beverage Source Worldwide, Inc., had breached their respective duties, obligations and agreements with the Company, secreting and/or attempting to secret the Companies assets, moving, transferring, assigning conveying encumbrances, sequestering, using, disposing of, or shifting, any and all of the assets and property of the Company, wrongfully withdrawing monies from the Corporate bank accounts, misappropriating company funds, co-mingling the operating expenses and costs of International Beverage Corporation or its wholly owned subsidiary Beverage Source Worldwide, Inc., with the independent business of the officers and directors named in the suit. Further, that the named defendant officers and directors engaged in an extensive pattern of discussion with various entities for the specific purpose of merging one or all of the said entities, without disclosing to such entities and their representatives that Beverage Source Worldwide, Inc., was a wholly owned subsidiary of International Beverage Corporation. In addition to the above general categories of the complaint, there are numerous specific allegations of Malfeasance and Breach of Fiduciary Duty. The complaint specifically intends that service of the summons and complaint serve as notice of rescission of the Agreement of Purchase and Sale, dated November 26, 1997. The Company filed suit against Beverage Source Worldwide, Inc. and the trial took place on November 8, 1999.

By Minute Order dated December 1, 1999, the Superior Court of California, County of San Diego denied the Plaintiffs' (Company's) Request for Statement of Decision due to the fact that the request was not made timely. The Court's oral tentative decision that was announced on November 9, 1999, thus the Court's tentative decision becomes its statement of the Decision.

On December 23, 1999, the Court by Minute Order, considered the Plaintiff's objections to the Judgement submitted by Defendant Mark A. Darnell. However, the Plaintiff's objections were overruled. The Superior Court of California, County of San Diego Central Division on December 23, 1999, Ordered, Adjudged and Decreed that:

	1. Plaintiffs INTERNATIONAL BEVERAGE CORPORATION, (now known as Global Entertainment Holdings, Inc.), and BEVERAGE SOURCE WORLDWIDE shall take nothing by way of their Complaint for (1) Rescission; (2) Breach of Fiduciary Duty; (3) Conspiracy; (4) Accounting; (5) Injunctive Relief; and (6) Declaratory Relief;

	2. Plaintiffs INTERNATIONAL BEVERAGE CORPORATION, (now known as Global Entertainment Holdings, Inc.), and BEVERAGE SOURCE WORLDWIDE Complaint for Rescission of the parties Stock Purchase Agreement is denied; defendant, MARK A. DARNELL retains all previously held stock interest in INTERNATIONAL BEVERAGE CORPORATION, (now known as Global Entertainment Holdings, Inc.).

The decision by the Court was based on rescission by Fraud; however, the parties by mutual consent, agreed to the rescission of the Agreement of Purchase & Sale. The Company held a Special Shareholders Meeting and ratified a mutual agreement of rescission on August 19, 1999. Subsequently, the 1500 shares held by International Beverage Corporation was returned to the former shareholders of Beverage Source Worldwide, Inc. and all stock issued in accordance with the Purchase and Sale Agreement by International Beverage Corporation was cancelled.

The Company (Plaintiff) will challenge the Courts Statement of Decision and Judgement on the basis of Fact and Law.

On January 5, 2000, the Company (Plaintiff) filed its Notice of Intent to move for a new trial on the following grounds:

1. Irregularity in the proceedings of the court, jury or adverse party, or any order of the court or abuse of discretion by which either party was prevented from having a fair trial. [Code, Civ. Proc. Subsection 659(1)];

2. Improper orders by the court.  [Code, Civ Proc. subsection 659(1)];

3.  Abuses of discretion by the court.  [Code, Civ Proc. Subsection 659(1)];

4. Accident or surprise, which ordinary prudence could not have guarded against. [Code, Civ Proc. subsection 659(3)];

5. Newly discovered evidence, material for the party making the application, which he could not, with reasonable diligence, have discovered and produced at the trial. [Code, Civ Proc. Subsection 659(4)];

6.  The award of damages was inadequate.  [Code, Civ Proc. Subsection 659(5)];

7. The evidence was insufficient to justify the court's, and the decision is against law. [Code, Civ Proc. subsection 659(6)]; and

8. Error(s) in law, occurring at the trial and excepted to by the party making the application. [Code, Civ Proc. subsection 659(7)];

In the event the Judgement is not modified or vacated, the Company (Plaintiff) will file a Motion for a new trial or appeal the Court's decision.

Because of the rescission action taken with the filing of the complaint on May 5, 1998, the Company has not presented consolidated financial statements with
Beverage Source Worldwide, Inc.   Further, the Company has made the assessment
that the rescission of the Agreement will be upheld by the Courts without adverse effect to the Company and has made provisions for impaired assets and collectability losses at approximately 90% of the face value of the amounts owed by Beverage Source Worldwide, Inc. This information is noted in the year-end December 31, 1998 audited financials statements. Provisions for impaired assets have been made for the remaining 10% and this information is noted in the year-end December 31, 1999 audited financial statements.

In March 2000, the Company had reached an agreement with the former Officers of Beverage Source Worldwide, Inc., whereby for $75,000 he has withdrawn his objection to the rescission of the Agreement dated May 26, 1997.

The Company is not a party to any other litigation and none is contemplated nor has any been threatened.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders on August 27, 1999 at Global's Annual Meeting of Stockholders: To allow its Board of Directors to continue to issue equity securities in the Company to raise $1,000,000/$10,000,000 by way of an Initial Public Offering, other appropriate instruments, or Private Offering (504-D, 505-D, 506-D) of the Company's $.001 par value common stock; to allow the Board of Directors to declare a three (3) for one (1) forward stock split; to give authority to the Board of Directors to enter into and consummate a merger and acquisition agreement as best determined at the discretion of the Board of Directors; to elect the Board of Directors for the following year; and to ratify the retention of the CPA.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1999 covered by this report.

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock currently trades on the NASD Over-The-Counter Bulletin Board under the symbol "GAMM". The Company's high and low trading price and volume for the past six (6) quarters as "GAMM", and during the period the Company traded under the symbol "GAMME" from November 5, 1999 to December 2, 1999 during the 4th Quarter, 1999, are listed in the following table:

Quarterly GAMM Stock Trading Summary

Quarter                High        Low         Close        Volume

3rd Quarter 1998        $6.50    $5.0625       $5.375       10,400

4th Quarter 1998      $13.125     $5.375       $8.125       83,800

1st Quarter 1999      $17.875      $6.25      $14.125      136,500

2nd Quarter 1999      $17.625    $10.125       $12.50       85,400

3rd Quarter 1999        $7.00*     $1.87*        NA           NA

4th Quarter 1999        $4.00     $1.125        $1.50       80,200

GAMME
4th Quarter 1999       $2.625    $1.3125        $1.50       50,100

* 3:1 forward stock split ex date August 23, 1999

As of the date of this filing, the Company has outstanding options to purchase 700,500 shares of its $.001 par value common stock, at strike prices ranging from $0.33 to $4.00.

As of December 31, 1999, there were 9,194,271.86 shares of Common Stock considered to be restricted, pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act").

Holders of Record:

As of December 31, 1999, there were one hundred thirty two (132) holders of record of the Company's Common Stock, and the number of beneficial holders was approximately four (4).

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

6:1 Results of Operations

General

The Company generates operating revenues exclusively from its wholly owned subsidiaries, IGW and Prevail. The acquisition of Prevail added an additional source of revenue for the Company through its website advertising fees.

For the Year ended December 31, 1999, Prevail generated revenues of over $233,000, which accounted for approximately 8% of the Company's revenues for that period. The Company anticipates that over the next three years, 2000, 2001 and 2002 revenues generated through Prevail are anticipated to increase to $1.3 million, $2.1 million and $2.6 million, respectively.

The Company's subsidiaries, IGW and Prevail currently generate revenues from three (3) primary sources: (i) licensing fees, (ii) monthly website hosting and maintenance fees, and (iii) royalties and advertising fees.

Historically, approximately 50% of all gaming revenue for "Sportsbook" operators, in the USA and abroad, are generated during American Professional and Collegiate football season. This statistic has proven to be steadfast during the short time that IGW began licensing its Internet Sportsbook software platform, as fourth quarter royalty revenue represented over 50% of all revenue generated in 1998 and 1999. This seasonal royalty revenue is anticipated to continue for the Sportsbook software platform; however, with the recent development, licensing and introduction of the new Internet based casino software, revenues should balance out during the off season months as a result of the additional royalties gained through the licensing of the newly introduced Casino software. Seasonal royalty revenue for football season currently represents over 50% of all Company revenue, however, as new licensees and additional software platforms are added, the revenues will balance out during the other sport seasons.

Through research and development in the past four years, the Company identified the opportunity of offering proprietary software and related services to online gaming operators and successfully launched its first licensee in November 1997. The Company encourages its licensee's to target only customers in countries that regulate online gaming. Currently, there are several countries which support the online gaming industry through regulation and/or taxation, including; such nations as Sweden, Finland, Australia, Germany, Liechtenstein, the Netherlands Antilles, Dominica and Antigua.

Since the beginning of January 1999, through December 31, 1999, revenues from all components of the software licensing business, which include software licensing, Website services and software licensing royalties have undergone tremendous growth and generated revenues over $2.8 Million, representing a 287% increase in total revenues for the twelve months ended December 31, 1999.

The following tables set forth selected information from the statements of operations and balance sheets for the twelve months ended December 31, 1999, and 1998.

Selected Statement of Operations Information

                                               For the Year Ended          For the Year Ended
                                               December 31, 1999           December 31, 1998

Total Revenues                                    $2,821,599                    $  980,563
Total Expenses                                     2,764,753                     1,243,224
Income (Loss) From Operations                         56,846                      (262,661)
Total Other Income (Expense)                         (55,425)                      (15,918)
Net Profit (Loss)                                    (10,150)                     (278,579)

Selected Balance Sheet Information

                                               For the Year Ended           For the Year Ended
                                               December 31, 1999            December 31, 1998
Total Current Assets                              $1,869,295                    $1,088,155
Total Current Liabilities                            762,021                       228,767
Total Property & Equipment                         1,640,135                        62,923
Total Liabilities                                  1,122,416                       282,235
Total Other Assets                                   135,195                       280,424
Total Assets                                       3,644,625                     1,431,502
Net Shareholders' Equity                           2,522,209                     1,149,267


The Company's revenues increased over 287% to $2,821,599 for the year ended December 31, 1999 as compared to $980,563 for the twelve months ended December 31, 1998.

The growth is primarily due to additional revenues generated from software licensing, and Website services for licensees (including Royalties). The Company, through IGW, offers to its licensees Internet based Casino and Sportsbook software as well as telephone based (call centers) Sportsbook software. Revenue from software licensing services, which is the significant income source, accounts for 87% of the total revenues for the twelve months ended December 31, 1999. At June 30, 1999, the Company had entered into agreements with 6 licensees and as of December 31, 1999, the Company supports 11 fully operational licensee Web sites.

Within the next fiscal year, the Company will seek to contract with four (4) additional licensees. The Company's and IGW's success in contracting with these additional licensees, may have the potential of generating, through the combination of a fixed licensee fee, royalty fees and hosting fees, an additional $1.5 million in annual revenues for the Company.

The Company expects to attract two (2) of the proposed four (4) licensees within the first and second quarters of the year 2000 and to sign the remaining two (2) licensees in the second half of the year.

The Company anticipates an investment of an additional $1 million in hardware and software to accommodate the additional four (4) licensee contracts.

Operating expenses were $2,764,753 for the twelve months ended December 31, 1999 and $1,243,224 for December 31, 1998. As a percentage of revenues, operating expenses decreased from 127% (inclusive of one time charge) to 98% as a result of substantial revenue growth and efficiencies gained as the Company handled a greater level of activity.

Income from operations for the twelve months ended December 31, 1999 was $56,846 as compared to an operating loss of ($262,661) (inclusive of a one time extraordinary write off) for December 31, 1998.

The Company expects licensing revenues to continue to grow as more licensees commence operations and royalties from existing licensee's Internet gaming operations increase.

Tax expense for the twelve months ended December 31, 1999 was $11,571, as compared to $0 for 1998. The majority of the Company's income is generated from IGW in Curacao and is taxed at the rate of 2.4%.

6:2 Liquidity and Capital Resources

At December 31, 1999, the Company had $236,184 in cash and cash equivalents, as compared to $122,422 at December 31, 1998. The increase in cash balance is mainly a result of the increased operating profits and financing activities.

Working capital at December 31, 1999 increased to $1,107,274 as compared to $869,388 at December 31, 1998. Accounts receivable at December 31, 1999 increased to $1,511,226 as compared to $962,249 at December 31, 1998. The majority of the receivables are from new licensees that were offered an installment payment plan on the initial licensing fees and from operating licensees, which have a 30-day term agreement for royalties.

Net cash generated from operating activities for the twelve months ended December 31, 1999 increased to $560,607 as compared to a net use of $383,458 for the twelve months ended December 31, 1998. The increase in cash from operations was primarily due to the write off of impaired assets of $607,844 at December 31, 1998 year-end and the increase in revenues.

Net cash used for investing activities for the twelve months ended December 31, 1999 was $1,492,616 as compared to $589,175 for the twelve months ended December 31, 1998. The increase was primarily due to an increase in purchases of computer equipment and the purchase of Website domains www.wheretobet.com and www.netbet.org. Net cash provided by financing activities for the twelve months ended December 31, 1999, was $1,045,771, as compared to $965,579 for the twelve months ended December 31, 1998.

Revenues from the licensing of software programs are recognized when there is persuasive evidence of an arrangement, delivery of access to the software, the fee is fixed and determined and collectability is probable. The license arrangements are not multiple elements and license fees are recorded when the four conditions set forth above are achieved. Once the arrangement has been contractually agreed upon there are no customer cancellation privileges. Fees that the Company may be entitled to are referred to as royalties and are not recognized until such time as the licensee has actually earned revenues through the use of the software and in accordance with the licensing agreement has notified the Company of its sales. Once the Company has been notified that royalties are due from the licensing of its software and collectability is probable, royalty income is recognized. Revenues earned from efforts to assist a purchaser establish and maintain a base for operations are known as hosting revenues and are recognized upon receipt of funds. Costs incidental to royalty income and hosting activities are recognized in the same period as the related revenues are recognized.

The Company has accounts receivable from License fees, Royalties, Hosting and Maintenance services of $1,511,226 of which $585,245 is less than 30 days old and $925,981 that extends beyond 30 days.

6:3 Impact of Inflation

The Company believes that inflation has not had a material effect on its past business.

6:4 Contingencies

The Company is not the subject of any lawsuit, except that which is indicated in Note #3 in the consolidated financial statements.

6:5 Year 2000 Risks

Currently, many computer systems, hardware and software products are coded to accept only two digit entries in the date code field and, consequently, cannot distinguish 21st century dates from 20th century dates. The interactions between various software and hardware platforms often rely upon the date coding system. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to function properly after the turn of the century. The Company, its licensees and suppliers are reliant on computers and related automated systems for daily business operations.

Failure to achieve at least a minimum level of Year 2000 systems compliance by both the company and its suppliers would have a material adverse effect on the Company.

The Company has completed the process of identifying computer systems that could be affected by the Year 2000 issue as it relates to the Company's internal hardware and software, as well as third parties that provide the Company with goods or services. Three categories or general areas have been identified for review and analysis:

1. Systems providing licenses services. These include hardware and software systems that are used to provide services to the Company's customers in the form of Internet connectivity, e-mail servers, authentication servers, gaming servers, database servers, etc. Hardware in the form of routers and switches are also included in this area.

2. Third party vendors providing critical services including circuits, hardware, long distance Internet connectivity and related products. These include telco providers, suppliers of routers, modems, switches, odd feeds, etc.

3. Critical internal systems that support the Company's administrative systems for billing and collecting, general accounting systems, computer networks, and communication systems.

The Company has completed its Year 2000 compliance review and asset inventorying. The critical systems are computer hardware, business critical off-the-shelf software, and telecommunications. The Company's critical hardware is no more than one-year-old and Y2K compliance information from the manufacturers has been obtained and documented. The existing critical hardware is 100% compliant. Critical development, operating systems and application off-the-shelf software is approximately 90% from Microsoft and statements of compliance have been attained by those who are compliant. The Company also has statements of compliance from Setel N.V. and Antelecom N.V., their telecommunications providers-both warrant 100% compliance. The Company will continue to monitor critical vendors for any changes in their compliance statements. All newly acquired hardware systems, operating systems, and software are required to be vendor certified for Year 2000 compliance.

The Company has implemented redundancy into the critical internal systems as a contingency plan for potential Year 2000 failures, as well as other types of unforeseen disasters. All active critical hardware and software have duplicate backup hardware and software for equipment or software failure. All critical equipment is protected by virtue of Uninterruptible Power Supplies and an electrical generator is available in the event of total electrical power failure.

Additionally, the Company has tested the existing systems for Year 2000 compliance. It has been determined that the existing billing and billing presentment systems are Year 2000 compliant.

Based on growth, the Company plans to implement new hardware platforms and software systems that should be Year 2000 compliant and therefore costs specifically allocated to Year 2000 compliance may not be significant, and have not been significant to date.

The nature of the Company's business makes it dependent on computer hardware, software, and operating systems that are susceptible to Year 2000 issues. Failure to attain at least minimum levels of Year 2000 compliance would have a material adverse effect on the Company's ability to deliver services.

The Company believes that its banking relationships, and transfer agent are Year 2000 Compliant. Should any of these third party vendors not be Year 2000 Compliant, the Company will experience little to no adverse material impact on its cash flow or prohibit its ability to continue operations.

6:6  Year End 2000 Projections

The Company anticipates that a substantial portion of its revenues for year end December 31, 2000 will be generated through Royalty Fees, License Fees, Site Maintenance and Hosting Fees, Website Advertising and Sponsorships.

ITEM 7.	FINANCIAL STATEMENTS

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                      Consolidated Financial Statements


                        December 31, 1999, 1998 & 1997

                         Independent Auditors Report

Board of Directors
Global Entertainment Holdings/Equities, Inc., & Subsidiaries

I have audited the accompanying consolidated balance sheets of Global Entertainment Holdings/Equities, Inc., & Subsidiaries, as of December 31, 1999, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Global Entertainment Holdings/Equities, Inc., & Subsidiaries, as of December 31, 1999, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.




Salt Lake City, Utah
March 10, 2000

                                       17
   The accompanying notes are an integral part of these financial statements


         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                         Consolidated Balance Sheets
                       December 31, 1999, 1998 and 1997

                                                  December           December          December
                                                  31, 1999           31, 1998          31, 1997
Assets
Current Assets
Cash & Cash Equivalents (Note #2)               $  236,184         $  122,422         $  129,476
Accounts Receivable (Note #12) Net of
Provision for Bad Debts of $71,800               1,511,226            962,249                 -0-
Prepaid Expenses                                    67,941              3,484                 -0-
Loan Receivable - Related Party                         -0-                -0-           125,000
Interest Receivable                                  2,632                 -0-                -0-
Employee Accounts Receivable                        51,312                 -0-                -0-
Total Current Assets                             1,869,295          1,088,155            254,476

Property & Equipment (Note #6)
Automobile - Net                                    59,484                 -0-                -0-
Package Software - Net                             108,951              4,859                 -0-
Office Improvements - Net                           21,696              1,970                 -0-
Computer Equipment - Net                           590,819             40,664                 -0-
Furniture & Fixtures - Net                         121,288             15,430                 -0-
Websites (Note #9)                                 737,897                 -0-                -0-

Total Property & Equipment                       1,640,135             62,923                 -0-

Other Assets
Security Deposit                                    17,220             13,626                 -0-
Software Design & Development - Net (Note #4)      117,975            216,798                 -0-
Receivable BSW - Net (Note #3)                          -0-            50,000            200,000
Investment - BSW (Note #3)                              -0-                -0-             1,375

Total Other Assets                                 135,195            280,424            201,375

Total Assets                                    $3,644,625         $1,431,502         $  455,851


                                      18
    The accompanying notes are an integral part of these financial statements


         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Consolidated Balance Sheets -Continued-
                      December 31, 1999, 1998 and 1997


                                                  December           December          December
                                                  31, 1999           31, 1998          31, 1997

Liabilities & Stockholders' Equity
Current Liabilities
Accounts Payable                                $  304,021         $   23,844                 -0-
Accrued Expenses                                    13,471                 -0-                -0-
Accrued Interest                                    40,170             12,565                 -0-
Accrued Wages                                       49,930             17,800                 -0-
Customer Deposits                                   35,880                 -0-                -0-
Current Portion - Capital Leases (Note #7)          31,285              9,558                 -0-
Current Portion - Notes Payable (Note#7)           240,000            165,000            250,000
Note Payable - Line of Credit                       35,693                 -0-                -0-
Income Taxes Payable                                11,571                 -0-                -0-

Total Current Liabilities                          762,021            228,767            250,000

Long Term Liabilities
Notes Payable (Note #7)                            565,000            215,000                 -0-
Less Current Portion (Note #7)                (    240,000)       (   165,000)                -0-

Total Long Term Notes Payable                      325,000             50,000                 -0-

Capital Lease Payable (Note #7)                     35,395              3,468                 -0-

Net Long Term Liabilities                          360,395             53,468                 -0-

Total Liabilities                                1,122,416            282,235            250,000

Stockholders' Equity
Preferred Stock, 25,000,000 Shares Authorized,
at $.001 Par Value, None Issued
Common Stock 100,000,000 Shares Authorized,
Par Value of $.001; 9,940,353; 9,455,682 &
891,963 Shares Issued & Outstanding
Respectively Retroactively Restated                  9,940              9,456                891
Paid In Capital                                  2,832,921          1,450,313            236,883
Retained Earnings (Deficit)                    (   320,652)       (   310,502)       (    31,923)

Net Stockholders' Equity                         2,522,209          1,149,267            205,851

Total Liabilities &
Stockholders' Equity                            $3,644,625         $1,431,502         $  455,851


                                       19
    The accompanying notes are an integral part of these financial statements


          Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                     Consolidated Statement of Operations
             For the Years Ended December 31, 1999, 1998 and 1997

                                                  December           December          December
                                                  31, 1999           31, 1998          31, 1997
Revenues
License Fees                                    $  445,000         $  150,000         $       -0-
Royalty Fees                                     1,983,773            812,018                 -0-
Hosting Income                                     159,090             18,545                 -0-
Advertising Revenues                               233,736                 -0-                -0-

Total Revenues                                   2,821,599            980,563                 -0-

Expenses
Bad Debt Provision                                  71,800                 -0-                -0-
Uncollectible Fees Written Off                     180,030                 -0-                -0-
Amortization                                       191,696            110,592                 -0-
Depreciation                                       233,857             35,299                 -0-
Rents                                              225,593             78,855              1,041
Professional Fees                                  138,058             61,864             30,342
Travel                                              57,904             47,551                 -0-
Financial & Investor Relations                     149,829                 -0-                -0-
Administrative Expenses                            461,797            153,103              1,865
Consulting                                         749,334            148,116                 -0-
Advertising                                         72,906                 -0-                -0-
Write Off Impaired Asset (Note #3)                      -0-           607,844                 -0-
Litigation Settlement (Note #15)                    75,000                 -0-                -0-
Bandwidth Expenses                                 125,091                 -0-                -0-
Options Issued Expense (Note #5)                    31,858                 -0-                -0-

Total Expenses                                   2,764,753          1,243,224             32,948

Income (Loss) from Operations                       56,846        (   262,661)       (    32,948)

Other Income (Expenses)
Interest (Expense)                             (    59,353)       (    21,220)       (       500)
Interest Income                                      3,928                782              1,525
Forgiveness of Debt                                     -0-             4,520                 -0-

Total Other Income (Expenses)                  (    55,425)       (    15,918)             1,025


   The accompanying notes are an integral part of these financial statements


         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
               Consolidated Statement of Operations -Continued-
            For the Years Ended December 31, 1999, 1998 and 1997

                                                  December           December          December
                                                  31, 1999           31, 1998          31, 1997
Income (Loss) Before Taxes                           1,421        (   278,579)       (    31,923)

Provisions for Income Tax (Note #10)           (    11,571)                -0-                -0-

Net (Loss)                                     ($   10,150)       ($  278,579)       ($   31,923)

Basic Earnings (Loss) Per Share                 $      N/A        ($      .03)       ($      .04)

Diluted Earnings Per Share                      $      N/A                N/A                N/A

Weighted Average Shares Outstanding
Retroactively Restated                          10,338,897          7,855,533            799,998

Weighted Average Shares & Options
Outstanding                                     10,338,897          7,855,533            799,998


   The accompanying notes are an integral part of these financial statements


         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                     Statement of Stockholders' Equity
             For the Period July 10, 1997 to December 31, 1999

                                                          Common Stock       Paid In         Retained
                                             Shares          Amount          Capital         Earnings

Balance, July 10, 1997                            -0-       $      -0-       $      -0-      $      -0-

09/11/97
Shares Issued to Incorporators
for Cash at $.002 Per Share
Retroactively Restated                       257,142              257              343

09/11/97
Shares Issued for Cash at $0.23
Per Share Retroactively Restated             621,429              621          134,379

12/31/97
Shares Issued for Cash at $9.33
Per Share Retroactively Restated              13,392               13          124,987

Cost of Shares Sold                                                         (   22,826)

Net Loss for the Year Ended
December 31, 1997                                                                           (   31,923)

Balance, December 31, 1997                   891,963              891          236,883      (   31,923)

02/27/98
Shares Issued for Cash at $9.33
Per Shares Retroactively Restated             40,821               41          380,959

02/27/98
Shares Issued to Directors at
$0.001 Per Share                               5,694                6

02/27/98
Shares Issued Pursuant to
Agreement of Purchase & Sale
of Beverage Worldwide, Inc.                  589,287              589

03/11/98
Shares Issued to Directors at
$0.001 Per Share                               4,287                4


   The accompanying notes are an integral part of these financial statements


         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                 Statement of Stockholders' Equity -Continued-
              For the Period July 10, 1997 to December 31, 1999


                                                          Common Stock       Paid In         Retained
                                             Shares          Amount          Capital         Earnings
03/26/98
Shares Issued for Cash at $9.33
Per Share Retroactively Restated              14,142               14          131,986

04/06/98
Shares Issued to Incorporators of
Global Entertainment Holdings, Inc.
(Private Corporation) $0.0003 Per Share    1,423,500            1,423       (      949)

04/06/98
Shares Issued for Directors Fees at
$0.0003 Per Share Retroactively Restated     105,674              106       (       77)

06/25/98
Shares Issued for Cash at $0.22 Per
Share Retroactively Restated                 720,000              720          159,280

06/30/98
Shares Issued to Acquire Interactive
Gaming & Wagering, Inc., NV, by
Global Entertainment Holdings/Equities,
Inc., (Private Corporation) at $0.029
Per Share                                  5,134,500            5,135          143,752

08/13/98
Shares Canceled for Rescission of
Beverage Source Worldwide, Inc.           (  589,287)      (      589)

08/27/98
Shares Issued for Programming Services
at $0.25 Per Share Retroactively Restated    888,696              889          221,475

08/27/98
Shares Issued for Cash at $0.61 Per Share
Retroactively Restated                       107,670              108           65,695

08/28/98
Shares Issued for Legal Services at $0.33
Per Share Subsequent to Reverse Merger
Takeover Retroactively Restated                8,160                8            2,715


   The accompanying notes are an integral part of these financial statements



         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                 Statement of Stockholders' Equity -Continued-
              For the Period July 10, 1997 to December 31, 1999



                                                          Common Stock       Paid In         Retained
                                             Shares          Amount          Capital         Earnings

11/03/98
Shares Issued for Cash at $0.42 Per
Share Retroactively Restated                  45,000               45           18,705

12/14/98
Shares Issued for Services at $0.33
Per Share Retroactively Restated              15,000               15            4,940

12/30/98
Shares Issued for Cash at $1.67 Per
Share Retroactively Restated                  51,000               51           84,949

Rounding Adjustment                       (      425)

Net Loss for the Year Ended
December 31, 1998                                                                           (  278,579)

Balance, December 31, 1998                 9,455,682            9,456        1,450,313      (  310,502)

01/18/99
Shares Returned & Canceled                (   22,839)      (       23)              23

03/05/99
Shares Issued for Consulting
Fees at $3.00 Per Share                        9,000                9           26,991

04/19/99
Shares Issued for Cash at $2.25
Per Share                                     30,000               30           67,470

04/19/99
Shares Issued for Cash at $2.50
Per Share                                      9,000                9           22,491

04/19/99
Shares Issued for Cash at $4.66
Per Share                                     13,497               13           62,972


   The accompanying notes are an integral part of these financial statements


	Global Entertainment Holdings/Equities, Inc., & Subsidiaries
	Statement of Stockholders' Equity -Continued-
	For the Period July 10, 1997 to December 31, 1999


                                                          Common Stock       Paid In         Retained
                                             Shares          Amount          Capital         Earnings

04/20/99
Shares Returned by Terminated
Employee                                  (    9,999)      (       10)              10

05/10/99
Shares Issued for Cash at $2.66
Per Share                                     89,100               89          237,511

06/17/99
Shares Issued for Prepaid Public
Relations at $3.33 Per Share                  39,000               39          129,944

06/21/99
Shares Issued for Note Payable
Incentive at $0.375 Per Share                  6,000                6            2,244

06/25/99
Shares Issued for Consulting
Services at $3.33 Per Share                    3,000                3            9,997

08/19/99
Shares Issued for Furniture at $3.33
Per Share Retroactively Restated                 690                             2,300

08/19/99
Shares Issued for Legal Services at
$3.33 Per Share Services Retroactively
Restated                                       6,000                6           19,996

08/19/99
Shares Issued for Cash at $3.25
Per Share Retroactively Restated              30,000               30           97,470

08/27/99
Shares Issued for Cash at $2.67
Per Share Retroactively Restated              30,000               30           79,970

08/27/99
Shares Issued for Cash at $0.89 Per
Share Retroactively Restated                   9,000                9            7,991


   The accompanying notes are an integral part of these financial statements


         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                 Statement of Stockholders' Equity -Continued-
              For the Period July 10, 1997 to December 31, 1999


                                                          Common Stock       Paid In         Retained
                                             Shares          Amount          Capital         Earnings
09/22/99
Shares Issued for Legal Services
at $4.00 Per Share                             1,000                1            3,999

09/23/99
Shares Issued for Technology at
$4.00 Per Share                                1,500                1            5,999

09/23/99
Issued Share to Acquire Prevail
Online, Inc., and Websites at
$2.45 Per Share                              163,500              163          399,837

10/19/99
Issued Shares for Cash at $1.83
Per Share                                      3,000                3            5,497

11/05/99
Issued Shares for Consulting at
$3.81 Per Share                                  500                1            1,904

11/05/99
Issued Shares for Accounting
Services at $2.85 Per Share                      700                1            1,999

11/05/99
Issued Shares for Accrued  Interest
Expenses at $2.37 Per Share                    9,000                9           21,311

11/05/99
Issued Shares for Cash at $2.75
Per Share                                      5,000                5           13,745

11/05/99
Issued Shares for Miscellaneous
Services at $3.25 Per Share                      500                1            1,624

12/31/99
Issued Shares for Employee
Bonuses at $1.00 Per Share                    16,300               16           16,284


   The accompanying notes are an integral part of these financial statements


         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                 Statement of Stockholders' Equity -Continued-
              For the Period July 10, 1997 to December 31, 1999


                                                          Common Stock       Paid In         Retained
                                             Shares          Amount          Capital         Earnings
12/31/99
Issued Shares for Technology at
$0.66 Per Share                               15,012               15            9,985

12/31/99
Issued Shares for Technology at
$0.75 Per Share                               34,903               35           26,140

Shares Returned to Company
and Canceled                              (    7,613)      (        7)               7

Rounding Adjustment                       (       80)

Contributed Capital                                                             75,039

Net Profit for Year Ended
December 31, 1999                                                                           (   10,150)

Balance, December 31, 1999                 9,940,353        $   9,940    $   2,801,063      ($ 320,652)


   The accompanying notes are an integral part of these financial statements


         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                          Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998 and 1997

                                                  December           December          December
                                                  31, 1999           31, 1998          31, 1997
Cash Flows from Operating Activities
Net (Loss)                                     ($   10,150)       ($  278,579)       ($   31,923)
Adjustment to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities;
Amortization                                       191,696            110,592                 -0-
Depreciation                                       233,857             35,299                 -0-
Write off of Impaired Asset                             -0-           670,844                 -0-
Forgiveness of Debt                                     -0-       (     4,520)                -0-
Non Cash Expenses                                  131,654              8,191                 -0-
Rounding                                                -0-                 1        (         1)
Provisions for Bad Debt                             71,800                 -0-                -0-
Write Off Uncollectible Fees Receivable            180,030                 -0-                -0-
Options Issued Expense                              31,858                 -0-                -0-
Change in Operating Assets & Liabilities;
(Increase) Decrease in Fees Receivable         (   548,977)       (   962,249)                -0-
(Increase) Decrease in Prepaid Expenses        (    64,457)       (     3,448)                -0-
(Increase) Decrease in Security Deposits       (     3,594)       (    13,798)                -0-
(Increase) Decrease in Interest Receivable     (     2,632)                -0-                -0-
(Increase) Decrease in Employee Receivable     (    51,312)                -0-                -0-
Increase in Accounts Payable                       280,177             23,844                 -0-
Increase in Accrued Expenses                        13,471                 -0-                -0-
Increase in Taxes Payable                           11,571                 -0-                -0-
(Decrease) Increase in Accrued Interest             27,605             12,565                 -0-
(Decrease) Increase in Accrued Wages                32,130             17,800                 -0-
Increase in Loan Receivable                             -0-                -0-       (   125,000)
Increase in Customer Deposits                       35,880                 -0-                -0-

Net Cash Provided (Used) in Operating Activities   560,607        (   383,458)       (   156,924)

Cash Flows from Investing Activities
Purchase of Websites (Note #9)                 (   402,813)                -0-                -0-
Purchase of Software Design & Development      (    27,957)       (   133,784)                -0-
Purchase of Automobile                         (    70,949)                -0-                -0-
Purchase of Package Software                   (   110,151)       (     7,289)                -0-
Purchase of Office Improvements                (    23,931)       (     1,970)                -0-
Purchase of Computer Equipment                 (   725,035)       (    67,173)                -0-
Purchase of Furniture & Fixtures               (   131,780)       (    21,790)                -0-
Loan to BSW                                             -0-       (   456,844)       (   201,000)
Cash from Interactive Gaming & Wagering, Inc.,
NV, Purchase Acquisition by Stock Issued                -0-            99,675                 -0-
Net Cash (Used) in Investing Activities        ( 1,492,616)       (   589,175)       (   201,000)


   The accompanying notes are an integral part of these financial statements


         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                    Statements of Cash Flows -Continued-
               For the Years Ended December 31, 1999, 1998 and 1997

                                                  December           December          December
                                                  31, 1999           31, 1998          31, 1997
Cash Flows from Financing Activities
Increase in Capital Lease Liabilities               66,414             19,608                 -0-
Payments on Capital Lease Liabilities          (    12,760)       (     6,582)                -0-
Increase in Notes Payable                          525,000            110,000            240,000
Payment on Notes Payable                       (   175,000)                -0-                -0-
Sale of Common Stock                               595,335            842,553            247,400
Contributed Capital                                 46,782                 -0-                -0-

Net Cash Provided by Financing Activities        1,045,771            965,579            487,400

Increase (Decrease) in Cash & Cash
Equivalents                                        113,762        (     7,054)           129,476

Cash & Cash Equivalents at Beginning
of Period                                          122,422            129,476                 -0-

Cash & Cash Equivalents at End of Period        $  236,184         $  122,422         $  129,476

Disclosures from Operating Activities
Interest Expense                                $   59,353         $   21,220         $      500
Taxes                                                   -0-                -0-                -0-

Significant Non Cash Transactions
Issued 5,134,500 Shares to Acquire
Interactive Gaming & Wagering, Inc., NV.        $       -0-        $  148,887                 -0-
Issued 1,423,500 Shares to Incorporators                -0-             474                   -0-
Issued 8,160 Shares for Legal Services                  -0-             2,720                 -0-
Issued 117,651 Shares for Director Fees                 -0-             118                   -0-
Issued 888,696 Shares for Programing Services           -0-             222,174               -0-
Issued 15,000 Shares for Services                       -0-             5,000                 -0-
Issued 39,000 Shares for Prepaid Public Relations  129,983                 -0-                -0-
Issued 6,000 Shares for Interest Expense             2,250                 -0-                -0-
Issued 9,000 Shares for Consulting Services         27,000                 -0-                -0-
Issued 3,000 Shares for Consulting Services         10,000                 -0-                -0-
Issued 690 Shares for Furniture                      2,300                 -0-                -0-
Issued 6,000 Shares for Legal Services              20,000                 -0-                -0-
Issued 1,000 Shares for Legal Services               4,000                 -0-                -0-
Issued 1,500 Shares for Technology                   6,000                 -0-                -0-
Issued 163,500 Shares for Acquisition of
Prevail OnLine, Inc.                               400,000                 -0-                -0-
Issued 500 Shares for Consulting Services            1,905                 -0-                -0-


The accompanying notes are an integral part of these financial statements


	Global Entertainment Holdings/Equities, Inc., & Subsidiaries
	Statements of Cash Flows -Continued-
	For the Years Ended December 31, 1999, 1998 and 1997


                                                  December           December          December
                                                  31, 1999           31, 1998          31, 1997
Significant Non Cash Transactions -Continued-
Issued 700 Shares for Accounting Services            2,000                 -0-                -0-
Issued 9,000 Shares for Accrued Interest Payable    21,320                 -0-                -0-
Issued 500 Shares for Miscellaneous Services         1,625                 -0-                -0-
Issued 16,300 Shares for Employee Bonuses           16,300                 -0-                -0-
Issued 15,012 Shares for Technology                 10,000                 -0-                -0-
Issued 34,903 Shares for Technology                 26,175                 -0-                -0-


The accompanying notes are an integral part of these financial statements

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                         Notes to Financial Statement

NOTE #1 - Organization

The Company was incorporated on July 10, 1997, under the laws of the state of Colorado using the name Masadi Resources, Inc. On February 10, 1998, Articles of Amendment were filed changing the name to International Beverage Corporation. Pursuant to a Merger Agreement dated August 27, 1998, International Beverage Corporation merged with Global Entertainment Holdings/Equities, Inc., and subsequently the surviving corporation became known as Global Entertainment Holdings/Equities, Inc.

The purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the laws of the state of Colorado. The Company currently has two wholly owned subsidiaries; Interactive Gaming and Wagering NV, (IGW), a Netherlands Antilles Corporation in Curacao, Netherlands Antilles, and Prevail Online, Inc., (Prevail), a Colorado Corporation. IGW, is engaged in the conception and creation of computer software programs for the gaming and wagering industry. Prevail, was purchased in August of 1999 and it is engaged in the creation and operation of websites and derives its revenues from banner advertising.

NOTE #2 - Significant Accounting Policies

A.  The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period in which they occur. Revenues and related expenses are recognized from the sale of the licenses when persuasive evidence of an arrangement exists, delivery of access to the software has occurred, the license fee has been determined and collectability of the license fee is probable. License fees are billed to be paid in three installments over a relatively short period of time, usually within ninety days.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
E. Consolidation Policies: The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.
F. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets of the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.
G.  Estimates:   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
H. Foreign Currency: All cash transactions in the Netherlands Antilles are conducted from the Antilles Banking Corporation in United States dollars.

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

NOTE #3 - Acquisition and Rescission of Beverage Source Worldwide, Inc.

Pursuant to an Agreement of Purchase between Masadi Resources, Inc., and Beverage Source Worldwide, Inc., dated November 26, 1997, the Company issued 589,287 shares of its $.001 par value common stock in exchange for 1,500 shares of Beverage Sources Worldwide, Inc. At December 31, 1997, the Company had advanced to its subsidiary, Beverage Source Worldwide, Inc., $200,000 and in the early months of 1998 the Company advanced an additional $457,844 to Beverage
Source Worldwide, Inc.   Minutes of an Emergency Meeting of the Board of
Directors of the Company dated April 2, 1998, noted that Beverage Source Worldwide, Inc., was without funds and was currently facing bankruptcy if the Company did not advance substantial working capital funds. On May 5, 1998, the Company filed a Complaint in the Superior Court of California, County of San Diego, alleging that from the closing of the Agreement of Purchase, officers of Beverage Source Worldwide, Inc., have breached their respective duties, obligations and agreements with the Company, secreting and/or attempting to secret the Companies assets, moving, transferring, assigning conveying encumbrances, sequestering, using, disposing of, or shifting, any and all of the assets and property of the Company, wrongfully withdrawing monies from the Corporate bank accounts, misappropriating company funds, co-mingling the operating expenses and cost of International Beverage Corporation or its wholly owned subsidiary Beverage Source Worldwide, Inc., with independent business of the officers and directors named in the suit. Further, that the named defendant officers engaged in an extensive pattern of discussion with various entities for the specific purpose of merging one or all of the said entities, without disclosing to such entities and their representatives that Beverage Source Worldwide, Inc., was a wholly owned subsidiary of the Company. In addition to the above general categories of the complaint there are numerous specific allegations of Malfeasance and Breach of Fiduciary Duty. The complaint specifically intends that service of the summons and complaint serve as notice of rescission of the agreement dated November 26, 1997.

In March 2000, the Company has reached an agreement with the former Officers of Beverage Source Worldwide, Inc., whereby for $75,000 he has withdrawn his objection to the rescission of the agreement dated May 26, 1997.

NOTE #4 - Software Development for Licensing & Recognition of Income from Software Licensing

The Company has expensed costs to internally create computer software until such time as technological feasibility was established. Technological feasibility is considered to be established when a detail program design is completed. After the detailed program design has been established the Company has capitalized the costs of its software products it intends to license to the gaming and wagering industry. Software development costs will be amortized on a ratio of the current revenue to anticipated total revenue from the sales of the product or a straight line amortization of the product cost over the estimated three years useful life of the product master. Because the product is subject to rapid technological advances the Company has elected to amortize its computer programs software held for licensing over a three year period.

Revenue from the licensing of software programs is recognized when there is persuasive evidence of an arrangement, delivery of access to the software, the fee is fixed and determined and collectability is probable. The license arrangements are not multiple elements and license fees are recorded when the four conditions above are achieved. Once the arrangement has been contractually agreed upon there are no

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

NOTE #4 - Software Development for Licensing & Recognition of Income from Software Licensing customer cancellation privileges. Fees that the Company may be entitled to are referred to as royalties and are not recognized until such time as the licensee has actually earned revenues through the use of the software and in accordance with the licensing agreement has notified the Company of its sales. Once the Company has been notified that royalties are due from the licensing of its software and collectability is probable, royalty income is recognized. Revenues earned from efforts to assist a purchaser establish and maintain a base for operations are known as hosting revenues and are recognized upon receipt of funds. Costs incidental to royalty income and hosting activities are recognized in the same period as the related revenues are recognized.

The Company does not engage in any gaming or wagering activities.

NOTE #5 - Stockholders' Equity

Preferred Stock;
The Company has 25,000,000 shares of preferred stock $.001 par value authorized. These preferred shares may be issued in one or more series at the discretion of the Board of Directors.

Common Stock;
The Company has 100,000,000 shares of common stock $.001 par value authorized. Each shareholder of record shall have one vote for each share of common stock outstanding in his or her name on the books of the Corporation. Cumulative voting shall not be allowed. No shareholder shall have pre-emptive or similar rights.

Stock Options;
The Company will issue to the Managing Director of Interactive Gaming & Wagering, NV, Stock Purchase Options, to be assigned at his discretion, which vest according to the following: At year end 1998, if Interactive Gaming and Wagering, Inc., had net earnings of $207,000, a three (3) year option to purchase 225,000 shares of the Company's $.001 non-assessable, par value common stock at a price not less than $1.50 per share. At year end 1999, if Interactive Gaming and Wagering, Inc., has net earnings of $5,666,000, a three
(3) year option to purchase 1,800,000 shares of the Company's $.001 non-assessable, par value common stock at a price not less than $1.50 per share.
At year end 2000, if Interactive Gaming and Wagering, Inc., has net earnings of $14,959,000, a three (3) year option to purchase 2,475,000 shares of the Company's $.001 non-assessable, par value common stock at a price not less than $1.50 per share. Interactive Gaming & Wagering, NV, met the net earnings requirements and has issued the options for 1998 in 1999. The term net earnings is presented in the financial statements as net income.

At December 31, 1999, the Company granted 475,500 options to purchase 422,000 shares of common stock at $1.25, 5,300 shares of common stock at $1.50 and 48,200 shares of common stock at $1.67. All of the options expire December 31, 2002. The Company booked as an expense for the options $31,858. The cost was computed using the following methodology. A discount rate of .055% was used to compute the present value of the shares to be acquired no later than December 31, 2002. Using the discount rate and the market price of $1.00 per shares the present value of the shares was $.8985. The value of the options is therefore $.1015. Because any shares acquired by exercise of the options will be restricted, shares the $.1015 value was discounted by 34% and the value of each options was $.067.

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

NOTE #5 - Stockholders' Equity -Continued-

Stock Split;
On August 19, 1998, International Beverage Corp., effected a one for seven reverse stock split of its outstanding shares. Effective August 27, 1999, all outstanding common shares of stock were split on a three for one basis. In the financial statements presented at December 31, 1999 retroactive restatement of the outstanding shares on the balance sheet, statement of stockholders' equity, and the shares used to compute basic earnings per share and fully diluted earnings per share has been made.

NOTE #6 - Property, Equipment and Depreciation

The Company capitalized the purchase of equipment for purchase in excess of $300 per item. Capitalized amounts are depreciated over the estimated useful life of the asset using the straight line method of depreciation. At December 31, 1999 and 1998, the Company had property and equipment as follows:

                                                                     Depreciation              Accumulated
                                                                      Expenses                 Depreciation
Assets                    1999 Cost      1998 Cost     Life       1999        1998         1999           1998
Office Improvements      $   25,901     $    1,970     3-5     $   4,205   $     -0-     $   4,205    $      -0-
Computer Equipment          801,234         67,173     2-3       183,906     26,509        210,415       26,509
Furniture & Fixtures        155,870         21,790       3        28,222      6,360         34,582        6,360
Packages Software           117,440          7,289       3         6,059      2,430          8,489        2,430
Automobiles                  70,949             -0-      4        11,465         -0-        11,465           -0-
Totals                   $1,171,394     $   98,222             $ 233,857   $ 35,299      $ 269,156    $  35,299
Software Design for
  Licensing              $  355,347     $  327,390       3     $ 126,780   $110,592      $ 237,372    $ 110,592
Websites                    802,813             -0-      3        64,916         -0-        64,916           -0-

NOTE #7 - Notes Payable

The Company has the following notes payable obligations.
                                                                  1999            1998            1997
Note Payable to an Individual, Interest at 10%,
  Due Date March 31, 2001                                      $ 100,000        $ 100,000       $      -0-
Note #1 to an Officer at 8% Interest, Due on Demand               20,000           20,000              -0-
Note #2 to an Officer at 8% Interest, Due on Demand               20,000           20,000              -0-
Note #3 to a Related Party at 8% Interest, Due on Demand          75,000           75,000         115,000
Note #4 to a Related Party 0% Interest                                -0-              -0-        135,000
Note #5 to a Related Party 10% Interest, Due March 31, 2001      225,000               -0-             -0-
Note #6 to a Unrelated Party, No Interest, Due June 2000         125,000               -0-             -0-
Total Notes Payable                                            $ 565,000        $ 215,000       $ 250,000
Less Current Portion                                          (  240,000)      (  165,000)     (  250,000)
Net Long Term Debt                                             $ 325,000        $  50,000       $      -0-


         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

NOTE #7 - Notes Payable -Continued-

During 1997, the Company issued a $125,000 Note Payable to a Stockholder for 25,000 Shares of Restricted Stock. As a result of the restriction the estimated fair value of the stock cannot be determined at December 31, 1997. Management elected to record the Restricted Shares at the same value as the note. The Company intended to sell the securities in 1998 when the restriction period expired in July. If the proceeds of the sale exceeded $196,000, which would be paid to the stockholder, and the Company would keep the excess. As a result of the rescission of the Beverage Source Worldwide, Inc., Agreement, (Note #3), the Restricted Shares were returned to the shareholders and the note payable was canceled.

The Company has lease assets as follows;
                Asset                   Cost              Balance
                Pentium Computer     $ 14,348            $  6,000
                Dell Computer           5,260               3,717
                Automobile             43,949              41,117
                Dell Computer          21,085              15,846
                        Total        $ 84,642            $ 66,680
                        Current Portion                  $ 31,285
                        Long Term Portion                  35,395

Following are maturities of long term debt for each of the next five years.

                Year                 Capital Lease     Note Payable
                2000                 $240,000            $ 31,285
                2001                  325,000              17,556
                2002                       -0-             13,454
                2003                       -0-              4,385
                        Total        $565,000            $ 66,680

NOTE #8 - Acquisition of Global Entertainment Holdings/Equities, Inc.

Pursuant to an Agreement of Purchase and Sale between Masadi Resources, Inc.,
(MRI) and Beverage Source Worldwide, Inc., (BSW) dated November 26, 1997, MRI committed to issue 589,287 post-split shares to acquire 100% of BSW, (1,375,000 pre-split shares, split 1 for 7 on August 13, 1998 and forward split 3 for 1 on August 23, 1999). On December 1, 1997, the Board of Directors changed the name of Masadi Resources, Inc., to International Beverage Corporation, (IBC).

On February 27, 1998, IBC issued 589,287 shares to the shareholders of BSW. In March 1998, IBC suspended financing for BSW and the Board of Directors authorized a Rescission of the Agreement of Purchase and Sale. On August 13, 1998, IBC believes it only had temporary control of BSW and in accordance with FASB 94, paragraph 13, has not presented consolidated financial statements to include BSW.

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

NOTE #8 - Acquisition of Global Entertainment Holdings/Equities, Inc.
-Continued-

Global Entertainment Holdings/Equities, Inc., a privately held corporation, was incorporated on April 6, 1998, under the laws of the state of Colorado. Interactive Gaming and Wagering, Inc., NV, (IGW), a privately held corporation, was incorporated on May 16, 1997, under the laws of the Netherlands Antilles, domiciled in Curacao. Pursuant to an Agreement of Purchase and Sale dated June 30, 1998, the shareholders of IGW exchanged 100% of the issued and outstanding shares of IGW for 5,134,500, post 3 for 1 split, shares of Global Entertainment Holdings/Equities, Inc., (a privately held corporation). At the date of the stock exchange neither corporation had any established market for its shares and no shares had been publicly traded.

Pursuant to a Merger Agreement dated August 27, 1998, Global Entertainment Holdings/Equities, Inc., the Legal Acquiree and a privately owned corporation, agreed to exchange one share of its issued and outstanding stock for 1.5 of International Beverage Corporation, (IBC), a publicly held corporation. From April 6, 1998 to August 27, 1998, Global Entertainment Holdings/ Equities, Inc., had issued 5,586,688 shares (retroactively restated) under the terms of the Merger Agreement these shares become 8,380,040 retroactively restated shares. The exchange of the shares gave the shareholders of Global Entertainment Holdings/Equities, Inc., control of IBC, the Legal Acquirer. For statement presentation Global Entertainment Holdings/Equities, Inc., has been considered to be the accounting acquirer. On September 30, 1998, IBC changed its name to Global Entertainment Holdings/Equities, Inc.

The share exchange of a private operating Company, (Global Entertainment Holdings/Equities, Inc.,) into a non-operating public shell corporation (International Beverage Corporation), with no significant assets or liabilities resulted in the shareholders of the private company having actual operating control of the combined company after the transaction, and the shareholders of the former public shell continuing only as passive investors.

This transaction is considered to be a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except no goodwill of other intangible is recorded.

ABP, No., 16, paragraph 70, states that, "Presumptive evidence of the acquiring corporation in combinations effected by an exchange of stock is obtained by identifying the former common stockholder interest of a combined company which either retains or receives the larger portion of the voting rights of the combined corporation. That corporation should be treated as the acquirer unless other evidence clearly indicates that another corporation is the acquirer."

Staff Accounting Bulletin Topic 2A, affirms the above principle and gives guidelines that the post reverse-acquisition comparative historical financial statements furnished for the Legal Acquirer should be those of the Legal Acquiree.

In accordance with this guideline the outstanding shares of Global Entertainment Holdings/Equities, Inc., have been retroactively restated on the balance sheet, and the statement of stockholders' equity. The retroactively restated shares have been used in the Computations for Earnings (Losses) Per Share to preserve comparability of those figures.

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

NOTE #9 - Acquisition of Prevail OnLine, Inc., and Websites Purchase

On August 20, 1999, Global Entertainment Holdings/Equities, Inc., (Global), issued 43,500 shares of its common stock to acquire 100% of the issued and outstanding shares of Prevail OnLine, Inc., (Prevail), a Colorado Corporation, incorporated on July 21, 1999. Concurrent with issuance of the 43,500 shares of stock to acquire Prevail, Global issued 120,000 shares to an unrelated party to acquire a website known as wheretobet.com and a domain name known as netbet.org.

In 1999, the Company entered into an agreement with an independent third party to design and develop a Website page known as "Sports Daily". The Sports Daily Website Page is intended to give the Company's current clientele, sport enthusiast and future customers information about the all major sports events, game times, statistics, weather conditions, injury report, major sports events, and current sports news. The Sports Daily Website is not a gaming or wagering activity. The Company estimates that the Website as designed and developed at June 30, 1999 will have a useful life of three years.

Prevail, has used the wheretobet.com, website to sell banner advertising as its source of revenue since the acquisition of the website.

The wheretobet.com website and the netbet.org domain name where acquired from an unrelated party for a total sum of $700,000. At the acquisition date Prevail paid a down payment of $75,000 and signed a non interest bearing note of $225,000 payable in nine monthly installments commencing one month from the closing date of the Agreement. In addition, Global issued 120,000 shares of its common stock for a value of $400,000. The asset purchase and sale agreement contains the following provision; The stock that is to be transferred to Sellers will contain therewith a put and call provision as follows; (i) Sellers will have the right to put the stock to the Purchaser anytime after six (6) months from the closing, but before twelve (12) months from the closing at the net price of $400,000 (US); (ii) The Purchaser will have the right to call the stock from Sellers anytime after six (6) months from the closing but before twelve (12) months from closing at the net price of $800,000 (US).

NOTE #10 - Income Taxes

The Company has incurred losses that can be carried forward to offset future earnings if all provisions of the Internal Revenue Code are met. These losses are as follows:
                                                            Expiration
                Year of Loss                   Amount          Date
                1997                         $ 31,923          2017
                1998                          278,579          2018
                1999                          733,239          2019

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of the net operating loss carryforward, an evaluation allowance has been made to the full extent of any tax benefit that net operating losses may generate.

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

NOTE #10 - Income Taxes -Continued-
                                                       12-31-99        12-31-98
Deferred Tax Asset Balance Beginning of Period        $      -0-     $      -0-
Net Operating Loss Carryforwards                        354,702        296,473
                                                         354,702        296,473
Valuation Allowance                                   (  354,702)      (296,473)
  Net Deferred Tax Asset                               $      -0-     $      -0-
  Deferred Tax Liability                               $      -0-     $      -0-

                                                                  Netherlands
                                                   USA             Antilles
Current Period Revenues                       ($  718,418)        $ 708,268
Add Non Deductible Permanent Adjustments           15,787                -0-
                                              (   702,631)          708,268
Net Operating Loss Carryforwards              (   310,502)               -0-
Adjusted Taxable Income                       ($1,013,133)        $ 708,268
Current Income Taxes Payable                   $       -0-        $  11,571

Income earned by the wholly-owned subsidiary in the Netherlands Antilles is not considered to be Sub-Part F Income under Internal Revenue Code Section 951 and is therefore not subject to U.S. Income Taxes.

The Company has computed U.S. federal income taxes on the revenue of its wholly owned foreign subsidiary. Federal taxes are computed on current period revenues net of net operating losses carried forward from proceeding period and credit for foreign taxes. The Company has also recorded $11,571 in taxes due to the Netherlands Antilles based on earnings in Curacao.

NOTE #11 - Operating Lease Obligations

The Company leases office facilities in Omaha, Nebraska. The lease commenced February 1, 1999 and terminates January 31, 2004. Lease obligations for the term of the lease are as follows;
                                                Year            Amount
                                                2000            15,850
                                                2001            16,150
                                                2002            16,450
                                                2003            16,750
                                                2004             1,400
                                                  Total       $ 66,600

The subsidiary leases office facilities in Curacao, Netherlands Antilles. The lease commences January 1, 1999 and terminates December 31, 2002. Lease obligations for the term of the lease are as follows:
                                                Year            Amount
                                                2000            124,760
                                                2001            124,760
                                                2002             69,698
                                                  Total       $ 319,218

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

NOTE #12 - Accounts Receivable


The Company has the following accounts receivable as follows;

                                                Software
                                               Maintenance       License       Bandwidth &
Current            Total        Royalties         Fees            Fees         Advertising
<S.
Current         $  585,245     $  430,970       $  26,600      $      -0-     $  127,675
0-30 Days          196,991        194,491           2,500             -0-             -0-
31-60 Days         288,031        288,031              -0-            -0-             -0-
61-90 Days         172,446        172,446              -0-            -0-             -0-
91-120 Days             -0-            -0-             -0-            -0-             -0-
121-150 Days       144,993         69,993              -0-        75,000              -0-
151-180 Days        80,714         80,714              -0-            -0-             -0-
181-210 Days        88,979         88,979              -0-            -0-             -0-
211-240 Days        25,627         25,627              -0-            -0-             -0-
        Total   $1,583,026     $1,351,251       $  29,100      $  75,000      $  127,675


The Company has provided a provision of $71,800.

NOTE #13 - Commitments and Contingencies

Effective October 20, 1999 and expiring on October 20, 2000, IGW signed an agreement with Antelcom, N.V., for a 2 Mb digital offshore leased line connection, between Curacao and Canada Teleglobe. The contract is written for payment in U.S. dollars at $35,500 per month. The contract is payable as follows;

                                Payments in 1999          $   82,833
                                Payments in 2000             343,167
                                        Total Contract    $  426,000

NOTE #14 - Related Party Transactions

The Managing Director of Interactive Gaming & Wagering, N.V., has loaned the Company $20,000. The Company has accrued interest on the loan at 8% interest per annum. The President of Global Entertainment Holdings/Equities, Inc., has loaned to Interactive Gaming and Wagering, Inc., NV, $20,000 and interest has been accrued at 8% per annum.

A related party of the Managing Director of Interactive Gaming & Wagering, NV and the President of Global Entertainment Holdings/Equities, Inc., has loaned to Interactive Gaming & Wagering, NV $75,000 at 8% interest per annum. This loan is due on demand. In addition this related party has loaned to Global Entertainment Holdings/Equities, Inc., $225,000 with interest at 10% per annum due March 31, 2001.

               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

NOTE #15 - Litigation

Pursuant to an Agreement of Purchase between Masadi Resources, Inc., and Beverage Source Worldwide) Inc., dated November 26, 1997, the Company issued 1,375,000 (pursuant to a three (3) for one (1) stock split) shares of its $.001 par value common stock in exchange for 1,500 shares of Beverage Sources Worldwide, Inc. At December 31, 1997, the Company had advanced to its subsidiary, Beverage Source Worldwide, Inc., $200,000 and in the early months of 1998 the Company advanced an additional $457,844 to Beverage Source Worldwide, Inc. Minutes of an Emergency Meeting of the Board of Directors of the Company dated April 2, 1998, noted that Beverage Source Worldwide, Inc. was without funds and was currently facing bankruptcy if the Company did not advance substantial working capital funds. By mutual consent, the parties to the purchase and Sale Agreement, dated November 26, 1997, agreed to a rescission.
On May 5, 1998, the Company filed a Complaint in the Superior Court of California, County of San Diego, alleging that from the closing of the Agreement of Purchase, officers and directors of Beverage Source Worldwide, Inc., had breached their respective duties, obligations and agreements with the Company, secreting and/or attempting to secret the Companies assets, moving, transferring, assigning conveying encumbrances, sequestering, using, disposing of, or shifting, any and all of the assets and property of the Company, wrongfully withdrawing monies from the Corporate bank accounts, misappropriating company funds, co-mingling the operating expenses and costs of International Beverage Corporation or its wholly owned subsidiary Beverage Source Worldwide, Inc., with independent business of the officers and directors named in the suit. The Company filed suit against Beverage Source Worldwide, Inc. and the trial took place on November 8, 1999.

By Minute Order dated December 1, 1999, the Superior Court of California, County of San Diego denied the Plaintiffs' (Company's) Request for Statement of Decision due to the fact that the request was not made timely. The Court's oral tentative decision that was announced on November 9, 1999, thus the Court's tentative decision becomes its statement of the Decision.

On December 23, 1999, the Court by Minute Order, considered the Plaintiff's objections to the Judgement submitted by Defendant Mark A. Darnell. However, the Plaintiff's objections were overruled. The Superior Court of California, County of San Diego Central Division on December 23, 1999, Ordered, Adjudged and Decreed that:

1. Plaintiffs INTERNATIONAL BEVERAGE CORPORATION, (now known as Global Entertainment Holdings, Inc.), and BEVERAGE SOURCE WORLDWIDE shall take nothing by way of their Complaint for (1) Rescission; (2) Breach of Fiduciary Duty; (3) Conspiracy; (4) Accounting; (5) Injunctive Relief; and (6) Declaratory Relief;

2. Plaintiffs INTERNATIONAL BEVERAGE CORPORATION, (now known as Global Entertainment Holdings, Inc.), and BEVERAGE SOURCE WORLDWIDE Complaint for Rescission of the parties Stock Purchase Agreement is denied; defendant, MARK A. DARNELL retains all previously held stock interest in INTERNATIONAL BEVERAGE CORPORATION, (now known as Global Entertainment Holdings, Inc.).

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

NOTE #15 - Litigation -Continued-

The decision by the Court was based on Rescission by Fraud; however, the parties by mutual consent, agreed to the Rescission of the Agreement of Purchase & Sale. The Company held a Special Shareholders Meeting and ratified a Mutual Agreement of Rescission on August 19, 1999.

On February 22, 2000, Mark A. Darnell, entered into a Settlement Agreement, Compromise and Mutual Release of Claim setting aside the Superior Court's ruling of November 9, 1999, with a Request for Dismissal with Prejudice of San Diego, County Superior Court Case No., 721-027 and to indemnify, defend, and hold Global harmless and free from and against any and all liability, loss, cost, damage and expense (including, without limitation, reasonable attorneys' fees and court costs) directly or indirectly arising out of or based upon any breach, by Darnell, of any of the terms of this Settlement Agreement, Compromise and Release of Claim and/or Darnell's failure to keep, perform, fulfill, and observe all of the terms, covenants, obligations, agreements, and conditions required to be kept, performed, fulfilled, or observed by him, under, or with respect to, this Agreement from and after execution and delivery of this Agreement.

Global agreed to do the following; Global shall make payments to Darnell in a total sum of Seventy-Five Thousand Dollars ($75,000), payable as follows; Thirty-Five Thousand Dollars ($35,000) payable via wire transfer on February 23, 2000, Twenty Thousand ($20,000), payable via wire transfer on or before May 18, 2000 and Twenty Thousand Dollars ($20,000) payable via wire transfer on or before August 18, 2000.

The Company has accrued the $75,000 Settlement as expense in the year ended December 31, 1999.

The Company is not a party to any other litigation at December 31, 1999.


NOTE #16 - Economic Dependency

IGW receives a substantial portion of its royalty fees revenues from one customer. In 1999 and 1998, royalties and other fees from that customers were $1,861,267 and $812,018 respectively. At December 31, 1999 and 1998, accounts receivable from that customer were $1,270,205 and $814,467. Payments received are applied to the oldest outstanding amounts.

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

NOTE #17 - Segment Information


The Company has adopted FASB Statement No. 131, "Disclosures About Segments of a Business Enterprise and Related Information." The Company is managed in two geographical Segments; The United State of America and Curacao, Netherlands
Antilles.

                                          Prevail         Global       Netherlands
                                            USA             USA         Antille         Total
License Fees                    1999     $     -0-     $      -0-     $  445,000     $  445,000
                                1998           -0-            -0-        150,000        150,000
                                1997           -0-            -0-             -0-            -0-
Royalty Fees                    1999           -0-            -0-      1,983,773      1,983,773
                                1998           -0-            -0-        812,018        812,018
                                1997           -0-            -0-             -0-            -0-
Hosting Income                  1999           -0-            -0-        159,090        159,090
                                1998           -0-            -0-         18,545         18,545
                                1997           -0-            -0-             -0-            -0-
Advertising Income              1999      233,736             -0-             -0-       233,736
Operating Expenses              1999      196,322        658,329       1,910,102      2,764,753
                                1998           -0-       842,083         401,141      1,243,224
                                1997           -0-        32,948              -0-        32,948
Other Income (Expenses)         1999          107     (   59,353)          3,821    (    55,425)
                                1998           -0-    (   15,918)             -0-   (    15,918)
                                1997           -0-         1,025              -0-         1,025
Provisions for Taxes            1999           -0-            -0-         11,571         11,571
                                1998           -0-            -0-             -0-            -0-
                                1997           -0-            -0-             -0-            -0-
Net Income (Loss)               1999       37,521     (  755,939)        708,268    (    10,150)
                                1998           -0-    (  840,057)        561,477    (   278,579)
                                1997           -0-    (   31,923)             -0-   (    31,923)
Cash                            1999       19,625          2,921         213,638        236,184
1998                              -0-      80,444         41,978         122,422
1997                              -0-     129,476             -0-        129,476
Accounts Receivable             1999     $  7,200      $      -0-     $1,504,026     $1,511,226
                                1998           -0-            -0-        962,249        962,259
                                1997           -0-            -0-             -0-            -0-
Property of Equipment (Net)     1999      579,893         66,300         993,942      1,640,135
                                1998           -0-         1,099          61,824         62,923
Other Assets                    1999           -0-            -0-        135,195        135,195
                                1998           -0-        50,000         230,424        280,424
                                1997           -0-       201,375              -0-       201,375

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There were no changes in or disagreements with Global's accountants in the fiscal year end 1999.

ITEM 9.  	DIRECTORS AND EXECUTIVE OFFICERS

Name	 		Age	Position
Bryan Abboud(1)         29      Director, Chairman/Treasurer
David S. Wintroub	33	Director, President/CEO
Steven Abboud(1) 	35	Director, Financial Consultant
Thomas Hawkins          48      Secretary
R. Scott Van Kirk       38      Director

(1) These persons may be deemed "promoters" of the Company as that term is
defined under the   Securities Act of 1933, as amended, and the rules and
regulations promulgated thereunder.

All Directors of the Company will hold office until the next annual meeting of shareholders of the Company or until successors are duly elected and qualified.

The Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed.

Bryan Abboud: Mr. Bryan Abboud is a co-founder and has been a Director and Chairman of the Board of Directors of the Company since September of 1998, and is the founder of Interactive Gaming & Wagering, N.V. (IGW), a wholly owned subsidiary of Global Entertainment Holdings/Equities, Inc. Mr. Abboud also is a co-founder and current board member of the Interactive Gaming Council, the online gaming industry's premier trade association. Mr. Abboud, since 1995, has assembled personnel, arranged financing, and led the company into the Internet Gaming Software Industry. Prior to founding IGW, Mr. Abboud was a Senior Vice President and a Director of Multi-Vision electronics, a start-up company in the high-tech consumer electronics industry. Mr. Abboud increased company sales 200%, represented his company at trade shows, created strategies and managed all persons in sales, public relations and graphic design. Mr. Abboud also served as Vice President of Marketing and co-founder of Vista International, Inc. where he was responsible for all U.S. sales, advertising and promotions. Mr. Abboud successfully created and implemented marketing and public relation strategies for Vista International, Inc., focusing on both the consumer and the industry. Mr. Abboud earned a Masters in International Management at the American Graduate School of International Management (Thunderbird). He also received a Bachelor of Science Degree in Commerce accelerating in Marketing, at Santa Clara University. Mr. Abboud also attended Sup de Co in Rouen, France.

David S. Wintroub: Mr. Wintroub was appointed the CEO/President of the Company on January 18, 2000. Mr. Wintroub from 1995 to the present has worked with the firm of, Wintroub, Rinden, Sens & McCreary, with offices in Omaha, Chicago, Minneapolis, Des Moines and Austin, Texas, as an attorney and specialized in Corporate and Internet Law. Mr. Wintroub has had significant experience with many start-up internet companies, including on-line gaming, on-line lottery, on-line sports handicapping, on-line news, on-line broadcasting and many on-line retail sites selling items ranging from women's shoes to wine. Mr. Wintroub's experience in on-line gaming included the initial legal research into the legality of on-line gaming for several on-line gaming clients all of whom have active and prosperous sites. Mr. Wintroub has also had significant experience working on capitalization projects for his on-line clients. Additionally, Mr. Wintroub has been heavily involved in lottery projects and on-line lottery start-ups on the continent of Africa for one of his corporate clients. Mr. Wintroub also has experience representing land-based and online gaming clients like Harvey's Resorts and Casino, Inc. Mr. Wintroub earned his undergraduate degree in English from the University of Nebraska at Lincoln in 1990 and his Juris Doctor from Creighton University in 1995.

Steven Abboud: Mr. Steven Abboud is a co-founder of Global Entertainment Holdings/Equities, Inc. (GAMM) and since its inception has been a Director of the Company. Mr. Abboud also held the position of President of the Company from inception to January 17, 2000. With his expertise in investment banking, Mr. Abboud has been able to bring the Company from a position of insolvency in June of 1998 to a current equity value of approximately $2.0 million and a market capitalization of $30 million. Mr Abboud has been instrumental in providing equity and debt financing, audit coordination and cost accounting to Interactive Gaming and Wagering (IGW) and Prevail Online, INc., wholly owned subsidiaries of the Company. In 1989, Mr. Abboud founded Shining Star Investments, Inc. and to the present time, Mr. Abboud holds the positions of President and Director. Mr. Abboud was responsible for numerous venture capital fund raising activities, mergers and acquisitions, and various other investment banking services. Mr. Abboud from 1990 to 1994 was the co-founder and managed Vista International, a consumer electronics import/export mail order distribution center. Mr. Abboud serves as a financial consultant to Masadi Financial Services, Inc., Camelot Investments, Inc., and Shining Star Investments, Inc. Mr. Abboud received his Bachelor of Science in Finance from Arizona State University in May, of 1993.

Thomas Hawkins. Mr. Thomas Hawkins has been the Corporation Secretary since June of 1999. Mr. Hawkins has had twenty years experience in Investment Banking, and Financial Business Consulting and has participated in raising debt and equity venture capital for start-up to small business concerns through private placements and public offerings. Currently, Mr. Hawkins is employed as a small business financial consultant for both private and public companies. In such capacity, he organizes and works with client companies in preparing and conducting their Annual and/or Special Shareholders Meetings, acts as Inspector of Election and Balloting and assists in the preparation of the minutes of the meetings. He is currently assisting Marina Capital, Inc. (a Utah corporation) and Beeper Plus, Inc., (a publicly traded Nevada corporation) in the development of their Proxy Statements for their scheduled Annual Shareholders Meetings. Mr. Hawkins has been responsible for pricing, negotiating and structuring private placement offerings and initial public offerings. He was a branch manager and stock-trader for Citiwide Securities, Inc. As a stock-trader, he attained the distinction of being one of the first minority OTC stock-traders in the country. In addition, Mr. Hawkins was publisher for the Americana Corporate Finance Reporter, a national magazine focusing on corporate finance strategies for small to medium sized companies. Mr. Hawkins graduated from the University of Arizona with a BS Degree, in Business and Public Administration. He was a member of Tip O'Neil's National Democratic Speakers Club and has co-sponsored events surrounding the National Democratic Black Caucuses in Washington, D.C. Mr. Hawkins has also coordinated and conducted Investment Seminars.

R. Scott Van Kirk. R. Scott Van Kirk. Mr. Van Kirk has been a Director of the Company since January of 2000. Since 1997 Mr. Van Kirk has been a chief developer for Interactive Gaming and Wagering which is a wholly owned subsidiary of Global Entertainment. In 1998 he directed the team which designed and implemented the successful Java based casino games currently licensed by IGW clients. He has 20 years professional experience in software engineering and brings with him extensive knowledge of the technical sector including knowledge of hardware, operating systems, database systems and software engineering. Mr. Van Kirk worked as an independent consultant for 10 years from 1987 to 1997 and spearheaded and developed many diverse projects. Among these projects were a commodity analysis and charting package (which was an ongoing project over the course of these 10 years) for CTS Financial publishing of Palm Beach Florida, a windows-based point of sale system designed for small business owners (also ongoing project during the course of these 10 years), a membership rewards package for Govnor's Park Restaurant in Denver in 1996, an image capturing and filing system for Technical Instruments in Denver Colorado from 1995 - 1997, and a Java based on-line annotation system of Autocad files for The PigeonHole of Denver Colorado in 1997. Mr. Van Kirk obtained his Bachelors of Arts in Computer Science, Mathematics and Classics from the University of Colorado in May of 1990.

Each outside Director receives no compensation for attending meetings of the Board of Directors and all Directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business.

ITEM 10.	EXECUTIVE COMPENSATION

                                                               Long Term Compensation
            Annual Compensation                                        Awards             Payouts      All Other Comp.

  (a)                   (b)      (c)        (d)      (e)      (f)           (g)            (h)             (i)
  Name and                                          Other     Restricted  Securities                       All
  Principal                                         Annual     Stock      Underlying       LTIP            Other
  Position              Yr.     Salary     Bonus     Comp.     Award      Options/SARs     Payouts     Compensation

Steve Abboud(1)         1999    $34,000                       1,000
Director/Consultant
Bryan Abboud(2)         1999    $58,338                       1,000       176,000
Director/Treasurer
R Scott Van Kirk(3)     1999    $64,641                       1,000        84,000
Director
Thomas Hawkins(4)       1999    $11,200                       3,000
Corporate Secretary

<F1>
(1) On December 31, 1999 Mr. Steve Abboud received 1,000 shares of the Company's restricted common stock at a market value of $1,000.00.

<F2>
(2) On December 31, 1999 Mr. Bryan Abboud received 1,000 shares of the Company's restricted common stock at a market value of $1,000.00. In addition, on December 31, 1999, per the Purchase and Sale Agreement between the Company and Interactive Gaming and Wagering, Mr. Abboud at a cost of $118.00 was issued 176,000 options to purchase the Company's common stock at an exercise price of $1.25 per share.

<F3>
(3) On December 31, 1999 Mr. Scott Van Kirk received 1,000 shares of the Company's restricted common stock at a market value of $1,000.00. In addition, on December 31, 1999, Mr. Van Kirk at a cost of $56.28 was issued 84,000 options to purchase the Company's common stock at an exercise price of $1.25 per share.

<F4>
(4) On June 28, 1999, Mr. Thomas Hawkins received 1,000 shares of the Company's restricted stock at a market value of $10,000 and on August 20, 1999, Mr. Hawkins received additional 2,000 shares of the Company's restricted stock to reflect a 3 for 1 stock split.


ITEM 11.  	SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:

Name and Address of
Beneficial Owner            Shares owned Beneficially(1)       % Owned
Bryan Abboud(2)(4)                   2,787,700                    28%
Steve Abboud(4)                      1,112,429                    11%
Joann Abboud(4)                        575,760                     6%
Masadi Financial(5)                    584,901                     6%
Shining Star(3)                        922,358                     9%
R. Scott Van Kirk                       80,134                  .008%
Thomas Hawkins                           3,000                  .003%
Officers, Directors and 5%
shareholders as a group
{7 in number}                        6,063,282                    60%

Note (1) The number of shares of Common Stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.

Note (2) No officer, director or security holder listed above owns any warrants, options or rights, with the exception of Mr. Bryan Abboud, who has options to purchase an additional 254,939 shares of the Company's common stock, and R. Scott Van Kirk, who has options to purchase an additional 91,894 shares of the Company's common stock. {See "Certain Relationships and Related Transactions."}

Note (3) Mr. Steve Abboud is a principal beneficial owner of 88% of the voting stock of Shining Star and Mr. Bryan Abboud is a principal beneficial owner of 12% of the voting stock of Shining Star.

Note (4) Bryan Abboud and Steve Abboud are brothers and Joann Abboud is the mother of Bryan and Steve Abboud.

Note (5) Mr. Gene Abboud is the principal and beneficial owner of 50% of the voting stock of Masadi Financial and is a second cousin of Bryan and Steve Abboud.

ITEM 12.  	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Steve Abboud, Financial Consultant and Director of the Company, and Mr. Bryan Abboud,

Chairman of the Board and Treasurer of Global Entertainment
Holdings/Equities, Inc. and President of Interactive Gaming & Wagering, NV, are brothers and are the principal beneficial owners of 88% and 12%, respectively, of the voting stock of Shining Star, a shareholder of the Company.

Mr. Gene Abboud, a shareholder of the Company is a second cousin to Mr. Steve Abboud and Mr. Bryan Abboud, and is the principal and beneficial owner of 50% of the voting stock of Masadi Financial, a shareholder of the Company.

Ms. Christina Stanger, a shareholder of the Company, is the beneficial owner of 50% of the voting stock of Masadi Financial, a shareholder of the Company.

On December 31, 1998, Mr. Steve Abboud, Financial Consultant of the Company, loaned the Company $20,000 at an accrued interest of eight percent (8%) per annum.

On August 1, 1998, Mr. Bryan Abboud, the President of Interactive Gaming & Wagering, N.V. and Chairman of the Company, loaned to the Company $20,000 at an accrued interest of eight percent (8%) per annum.

Ms. Joann Abboud, a shareholder of the Company, is the mother to Mr. Steve Abboud and Mr. Bryan Abboud, and is the beneficial owner of the voting stock of Camelot Investments Inc., a shareholder of the Company. In addition, on July 1, 1997, Ms. Abboud by virtue of a Loan Agreement, loaned to Interactive Gaming & Wagering, NV, a wholly owned subsidiary of the Company, $75,000 at eight percent (8%) interest per annum. This loan is due on demand. On June 21, 1999, Ms. Abboud, by virtue of a Promissory Note, loaned the Company $225,000 with an interest rate of ten percent (10%) per annum, due August 1, 2000. In addition, Ms. Abboud received 2,000 shares of the Company's $.001 par value common stock for $2.00. On March 22, 2000, Ms. Abboud agreed, by virtue of a Letter of Understanding, to a 12 month extension for payment due on the $225,000 Note with the condition that GAMM is to begin interest payments at the end of each month with the first payment beginning on April 30, 2000 based on the principal plus accrued interest on the Note through March 31, 2000.

On July 21, 1998, Mr. James Zilligen, by virtue of a Subscription Lending Agreement with Stock Option "Kicker", loaned the Company $100,000 and as further inducement to make the loan, received an option to purchase 15,000 shares of the Company's $.001 par value common stock at a strike price of $1.25 per share. On October 20, 1998, Mr. Zilligen exercised his option by paying to the Company, $18,750. On March 22, 2000, Mr. Zilligen agreed, by virtue of a Letter of Understanding, to a 12 month extension for payment due on the $100,000 Note with the condition that GAMM is to begin interest payments at the end of each month with the first payment beginning on April 30, 2000 based on the principal plus accrued interest on the Note through March 31, 2000.

The above transactions with related parties were made on no less favorable terms as would have been from independent third parties. The Company pursued third party funding, however, as a start-up company, it was unsuccessful in obtaining the necessary funding. Consequently, the Company pursued other opportunities for additional funding, but was unsuccessful in its efforts. As a start-up operation, funding outside of the related party transactions listed were non-existent.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibits have been previously reported on Form 10-SB

The following list describes the exhibits filed as part of this Form 10-KSB:

Exhibit No.                          Description of Document

2.0     Merger Agreement IBC-Global Entertainment Holdings/Equities, Inc.
2.1     Agreement of Purchase Global Entertainment Holdings/Equities, Inc.-IGW
2.2 Agreement Global Entertainment Holdings/Equities, Inc. and Prevail Online, Inc.
3.0     Masadi Resources, Inc. Articles
3.1     Amendment name change Masadi Resources, Inc. to IBC
3.2     Transfer Masadi Resources, Inc. name and tradename to IBC
3.3     Amendment name change IBC to Global
3.4     Masadi Resources, Inc. Bylaws
4.0     Specimen form of Stock Certificate
10.0    Promissory Note Steven Abboud--$20,000
10.1    Promissory Note Bryan Abboud--$20,000
10.2    Promissory Note Joann Abboud--$75,000
10.3    Promissory Note Joann Abboud--$225,000
10.4    Subscription Agreement James Zilligen
10.5    Promissory Note James Zilligen--$100,000
10.6    Global Entertainment Holdings/Equities, Inc. Lease
21.0    List of Subsidiaries
27.0    Financial Data Schedule

(b) Form 8-K

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 8-K
                                CURRENT REPORT

    Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

Date of Report (Date of earliest reported)  January 7, 2000

                 Global Entertainment Holdings/Equities, Inc.
            (Exact name of registrant as specified in its chapter

Colorado                                0-27637              47-0811483
(State or other jurisdiction          (Commission           (IRS Employer
   of incorporation)                   File Number)       Identification No.)


6235 south 90th Street, Omaha, NE                              68127
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code(402) 331-3189


         __________________________________________________________
        (Former name or former address, if changed since last report)


Item 5. Other Events.

The Company entered into an Agreement of Purchase and Sale with Beverage Source Worldwide, Inc. ("BSW") and Mark A. Darnell ("the Shareholder") on November 26, 1997, and acquired all of the issued and outstanding shares of BSW and Shareholder. On May 5, 1998, the Company filed a Complaint in the Superior Court of California, County of San Diego, alleging that from the closing of the Agreement of Purchase, officers and directors of Beverage Source Worldwide, Inc., had breached their respective duties, obligations and agreements with the Company, secreting and/or attempting to secret the Companies assets, moving, transferring, assigning conveying encumbrances, sequestering, using, disposing of, or shifting, any and all of the assets and property of the Company, wrongfully withdrawing monies from the Corporate bank accounts, misappropriating company funds, co-mingling the operating expenses and costs of International Beverage Corporation or its wholly owned subsidiary Beverage Source Worldwide, Inc., with independent business of the officers and directors named in the suit. Further, that the named defendant officers and directors engaged in an extensive pattern of discussion with various entities for the specific purpose of merging one or all of the said entities, without disclosing to such entities and their representatives that Beverage Source Worldwide, Inc., was a wholly owned subsidiary of International Beverage Corporation. In addition to the above general categories of the complaint, there are numerous specific allegations of Malfeasance and Breach of Fiduciary Duty. The complaint specifically intends that service of the summons and complaint serve as notice of recision of the Agreement dated November 26, 1997. The Company filed suit against Beverage Source Worldwide, Inc. and the trial took place on November 8, 1999.

By Minute Order dated December 1, 1999, the Superior Court of California, County of San Diego denied the Plaintiffs' (Company's) Request for Statement of Decision due to the fact that the request was not made timely. The Courts oral tentative decision that was announced on November 9, 1999, thus the Courts tentative decision becomes its statement of the Decision.

On December 23, 1999, the Court by Minute Order, considered the Plaintiff's objections to the Judgement submitted by Defendant Mark A. Darnell. However, the Plaintiff's objections were overruled. The Superior Court of California, County of San Diego Central Division on December 23, 1999, Ordered, Adjudged and Decreed that:

	1. Plaintiffs INTERNATIONAL BEVERAGE CORPORATION, (now known as Global Entertainment Holdings, Inc.), and BEVERAGE SOURCE WORLDWIDE shall take nothing by way of their Complaint for (1) Recision; (2) Breach of Fiduciary Duty; (3) Conspiracy; (4) Accounting; (5) Injunctive Relief; and (6) Declaratory Relief;

	2. Plaintiffs INTERNATIONAL BEVERAGE CORPORATION, (now known as Global Entertainment Holdings, Inc.), and BEVERAGE SOURCE WORLDWIDE Complaint for Recision of the parties Stock Purchase Agreement is denied; defendant, MARK A. DARNELL retains all previously held stock interest in INTERNATIONAL BEVERAGE CORPORATION, (now known as Global Entertainment Holdings, Inc.).

The decision by the Court was based on recision by Fraud; however, the parties by mutual consent, agreed to the recision of the Agreement of Purchase & Sale. The Company held a Special Shareholders Meeting and ratified a mutual agreement of recision on August 19, 1999.

The Company (Plaintiff) will challenge the Courts Statement of Decision and Judgement on the basis of Fact and Law.

On January 5, 2000, the Company (Plaintiff) filed its Notice of Intent to move for a new trial on the following grounds:

	1. Irregularity in the proceedings of the court, jury or adverse party, or any order of the court or abuse of discretion by which either party was prevented from having a fair trial. [Code, Civ. Proc. subsection 659(1)];

	2.  Improper orders by the court.  [Code, Civ Proc. subsection 659(1)];

	3.  Abuses of discretion by the court.  [Code, Civ Proc. subsection
        659(1)];

	4. Accident or surprise, which ordinary prudence could not have guarded against. [Code, Civ Proc. subsection 659(3)];

	5. Newly discovered evidence, material for the party making the application, which he could not, with reasonable diligence, have discovered and produced at the trial. [Code, Civ Proc. subsection 659(4)];

	6.  The award of damages was inadequate.  [Code, Civ Proc. subsection
        659(5)];

	7. The evidence was insufficient to justify the court's, and the decision is against law. [Code, Civ Proc. subsection 659(6)]; and

	8. Error(s) in law, occurring at the trial and excepted to by the party making the application. [Code, Civ Proc. subsection 659(7)];

In the event the Judgement is not modified or vacated, the Company (Plaintiff) will file a Motion for a new trial or appeal the Court's decision.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              Global Entertainment Holdings/Equities, Inc.
                                           (Registrant)

                                         /s/Thomas Hawkins
                                   Thomas Hawkins/Corporate Secretary
                                            (Signature)*

Date January 7, 2000

*Print name and title of the signing officer under his signature.

DESCRIPTION OF EXHIBITS

	The required exhibits are attached hereto.

	Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Global Entertainment Holdings/Equities, Inc.

Date:  April 14, 2000              By: /s/Thomas Hawkins
                                          Thomas Hawkins/Corporte Secretary