Form 10KSB/A
period 1999-12-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2000-05-12
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
                                  Amendment I

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

Selected Statement of Operations Information

                                               For the Year Ended          For the Year Ended
                                               December 31, 1999           December 31, 1998

Total Revenues                                    $2,821,599                    $  980,563
Total Expenses                                     2,786,780                     1,243,224
Income (Loss) From Operations                         34,819                      (262,661)
Total Other Income (Expense)                         (55,425)                      (15,918)
Net Profit (Loss)                                    (32,177)                     (278,579)

Selected Balance Sheet Information


                                               For the Year Ended           For the Year Ended
                                               December 31, 1999            December 31, 1998
Total Current Assets                              $1,869,295                    $1,088,155
Total Current Liabilities                            762,021                       228,767
Total Property & Equipment                         1,640,135                        62,923
Total Liabilities                                  1,122,416                       282,235
Total Other Assets                                   135,195                       280,424
Total Assets                                       3,644,625                     1,431,502
Net Shareholders' Equity                           2,522,209                     1,149,267


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

Operating expenses were $2,786,780 for the twelve months ended December 31, 1999 and $1,243,224 for December 31, 1998. As a percentage of revenues, operating expenses decreased from 127% (inclusive of one time charge) to 98% as a result of substantial revenue growth and efficiencies gained as the Company handled a greater level of activity.

Income from operations for the twelve months ended December 31, 1999 was $34,819 as compared to an operating loss of ($262,661) (inclusive of a one time extraordinary write off) for December 31, 1998.

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

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                      Consolidated Financial Statements


                        December 31, 1999, 1998 & 1997

                         Independent Auditors Report

Board of Directors
Global Entertainment Holdings/Equities, Inc., & Subsidiaries

I have audited the accompanying consolidated balance sheets of Global Entertainment Holdings/Equities, Inc., & Subsidiaries, as of December 31, 1999, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. As described in Note #18, to the financial statements, subsequent to the issuance of the report the financial statements of the Company for the year ended December 31, 1999 were restated.

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


                                      18
    The accompanying notes are an integral part of these financial statements


         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Consolidated Balance Sheets -Continued-
                      December 31, 1999, 1998 and 1997


                                                  December           December          December
                                                  31, 1999           31, 1998          31, 1997

Liabilities & Stockholders' Equity
Current Liabilities
Accounts Payable                                $  304,021         $   23,844                 -0-
Accrued Expenses                                    13,471                 -0-                -0-
Accrued Interest                                    40,170             12,565                 -0-
Accrued Wages                                       49,930             17,800                 -0-
Customer Deposits                                   35,880                 -0-                -0-
Current Portion - Capital Leases (Note #7)          31,285              9,558                 -0-
Current Portion - Notes Payable (Note#7)           240,000            165,000            250,000
Note Payable - Line of Credit                       35,693                 -0-                -0-
Income Taxes Payable                                11,571                 -0-                -0-

Total Current Liabilities                          762,021            228,767            250,000

Long Term Liabilities
Notes Payable (Note #7)                            565,000            215,000                 -0-
Less Current Portion (Note #7)                (    240,000)       (   165,000)                -0-

Total Long Term Notes Payable                      325,000             50,000                 -0-

Capital Lease Payable (Note #7)                     35,395              3,468                 -0-

Net Long Term Liabilities                          360,395             53,468                 -0-

Total Liabilities                                1,122,416            282,235            250,000

Stockholders' Equity
Preferred Stock, 25,000,000 Shares Authorized,
at $.001 Par Value, None Issued
Common Stock 100,000,000 Shares Authorized,
Par Value of $.001; 9,940,353; 9,455,682 &
891,963 Shares Issued & Outstanding
Respectively Retroactively Restated                  9,940              9,456                891
Paid In Capital                                  2,854,948          1,450,313            236,883
Retained Earnings (Deficit)                    (   342,679)       (   310,502)       (    31,923)

Net Stockholders' Equity                         2,522,209          1,149,267            205,851

Total Liabilities &
Stockholders' Equity                            $3,644,625         $1,431,502         $  455,851


                                       19
    The accompanying notes are an integral part of these financial statements


          Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                     Consolidated Statement of Operations
             For the Years Ended December 31, 1999, 1998 and 1997

                                                  December           December          December
                                                  31, 1999           31, 1998          31, 1997
Revenues
License Fees                                    $  445,000         $  150,000         $       -0-
Royalty Fees                                     1,983,773            812,018                 -0-
Hosting Income                                     159,090             18,545                 -0-
Advertising Revenues                               233,736                 -0-                -0-

Total Revenues                                   2,821,599            980,563                 -0-

Expenses
Bad Debt Provision                                  71,800                 -0-                -0-
Uncollectible Fees Written Off                     180,030                 -0-                -0-
Amortization                                       191,696            110,592                 -0-
Depreciation                                       233,857             35,299                 -0-
Rents                                              225,593             78,855              1,041
Professional Fees                                  138,058             61,864             30,342
Travel                                              57,904             47,551                 -0-
Financial & Investor Relations                     149,829                 -0-                -0-
Administrative Expenses                            461,797            153,103              1,865
Consulting                                         749,334            148,116                 -0-
Advertising                                         72,906                 -0-                -0-
Write Off Impaired Asset (Note #3)                      -0-           607,844                 -0-
Litigation Settlement (Note #15)                    75,000                 -0-                -0-
Bandwidth Expenses                                 125,091                 -0-                -0-
Options Issued Expense (Note #5)                    53,885                 -0-                -0-

Total Expenses                                   2,786,780          1,243,224             32,948

Income (Loss) from Operations                       34,819        (   262,661)       (    32,948)

Other Income (Expenses)
Interest (Expense)                             (    59,353)       (    21,220)       (       500)
Interest Income                                      3,928                782              1,525
Forgiveness of Debt                                     -0-             4,520                 -0-

Total Other Income (Expenses)                  (    55,425)       (    15,918)             1,025


   The accompanying notes are an integral part of these financial statements


         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
               Consolidated Statement of Operations -Continued-
            For the Years Ended December 31, 1999, 1998 and 1997

                                                  December           December          December
                                                  31, 1999           31, 1998          31, 1997
Income (Loss) Before Taxes                     (    20,606)        (   278,579)       (    31,923)

Provisions for Income Tax (Note #10)           (    11,571)                -0-                -0-

Net (Loss)                                     ($   32,177)       ($  278,579)       ($   31,923)

Basic Earnings (Loss) Per Share                 $      N/A        ($      .03)       ($      .04)

Diluted Earnings Per Share                      $      N/A                N/A                N/A

Weighted Average Shares Outstanding
Retroactively Restated                          10,338,897          7,855,533            799,998

Weighted Average Shares & Options
Outstanding                                     10,338,897          7,855,533            799,998


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


                                                          Common Stock       Paid In         Retained
                                             Shares          Amount          Capital         Earnings
12/31/99
Issued Shares for Technology at
$0.66 Per Share                               15,012               15            9,985

12/31/99
Issued Shares for Technology at
$0.75 Per Share                               34,903               35           26,140

Shares Returned to Company
and Canceled                              (    7,613)      (        7)               7

Rounding Adjustment                       (       80)

Paid In Capital - Options                                                       53,885

Contributed Capital                                                             75,039

Net Profit for Year Ended
December 31, 1999                                                                           (   32,177)

Balance, December 31, 1999                 9,940,353        $   9,940    $   2,854,948      ($ 342,679)


   The accompanying notes are an integral part of these financial statements


         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                          Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998 and 1997

                                                  December           December          December
                                                  31, 1999           31, 1998          31, 1997
Cash Flows from Operating Activities
Net (Loss)                                     ($   32,177)       ($  278,579)       ($   31,923)
Adjustment to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities;
Amortization                                       191,696            110,592                 -0-
Depreciation                                       233,857             35,299                 -0-
Write off of Impaired Asset                             -0-           670,844                 -0-
Forgiveness of Debt                                     -0-       (     4,520)                -0-
Non Cash Expenses                                  131,654              8,191                 -0-
Rounding                                                -0-                 1        (         1)
Provisions for Bad Debt                             71,800                 -0-                -0-
Write Off Uncollectible Fees Receivable            180,030                 -0-                -0-
Options Issued Expense                              53,885                 -0-                -0-
Change in Operating Assets & Liabilities;
(Increase) Decrease in Fees Receivable         (   548,977)       (   962,249)                -0-
(Increase) Decrease in Prepaid Expenses        (    64,457)       (     3,448)                -0-
(Increase) Decrease in Security Deposits       (     3,594)       (    13,798)                -0-
(Increase) Decrease in Interest Receivable     (     2,632)                -0-                -0-
(Increase) Decrease in Employee Receivable     (    51,312)                -0-                -0-
Increase in Accounts Payable                       280,177             23,844                 -0-
Increase in Accrued Expenses                        13,471                 -0-                -0-
Increase in Taxes Payable                           11,571                 -0-                -0-
(Decrease) Increase in Accrued Interest             27,605             12,565                 -0-
(Decrease) Increase in Accrued Wages                32,130             17,800                 -0-
Increase in Loan Receivable                             -0-                -0-       (   125,000)
Increase in Customer Deposits                       35,880                 -0-                -0-

Net Cash Provided (Used) in Operating Activities   560,607        (   383,458)       (   156,924)

Cash Flows from Investing Activities
Purchase of Websites (Note #9)                 (   402,813)                -0-                -0-
Purchase of Software Design & Development      (    27,957)       (   133,784)                -0-
Purchase of Automobile                         (    70,949)                -0-                -0-
Purchase of Package Software                   (   110,151)       (     7,289)                -0-
Purchase of Office Improvements                (    23,931)       (     1,970)                -0-
Purchase of Computer Equipment                 (   725,035)       (    67,173)                -0-
Purchase of Furniture & Fixtures               (   131,780)       (    21,790)                -0-
Loan to BSW                                             -0-       (   456,844)       (   201,000)
Cash from Interactive Gaming & Wagering, Inc.,
NV, Purchase Acquisition by Stock Issued                -0-            99,675                 -0-
Net Cash (Used) in Investing Activities        ( 1,492,616)       (   589,175)       (   201,000)


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

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

NOTE #2-Significant Accounting Policies -Continued-

I. Stock Options are valued at the difference in the market price of the shares on the day of the grant and the present value of the shares at a risk free discounted rate for the option period. When restricted shares are to be acquired by exercise of the options the Company may apply a marketability discount to the deemed value of the options.

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

NOTE #4 - Software Development for Licensing & Recognition of Income from Software Licensing

The Company has expensed costs to internally create computer software until such time as technological feasibility was established. Technological feasibility is considered to be established when a detail program design is completed. After the detailed program design has been established the Company has capitalized the costs of its software products it intends to license to the gaming and wagering industry. Software development costs will be amortized on a ratio of the current revenue to anticipated total revenue from the sales of the product or a straight line amortization of the product cost over the estimated three years useful

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

NOTE #4 - Software Development for Licensing & Recognition of Income from Software Licensing -Continued-

life of the product master. Because the product is subject to rapid technological advances the Company has elected to amortize its computer programs software held for licensing over a three year period.

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

Stock Options;
The Company will issue to the Managing Director of Interactive Gaming & Wagering, NV, Stock Purchase Options, to be assigned at his discretion, which vest according to the following: At year end 1998, if Interactive Gaming and Wagering, Inc., had net earnings of $207,000, a three (3) year option to purchase 225,000 shares of the Company's $.001 non-assessable, par value common stock at a price not less than $1.50 per share. At year end 1999, if Interactive Gaming and Wagering, Inc., has net earnings of $5,666,000, a three
(3) year option to purchase 1,800,000 shares of the Company's $.001 non-assessable, par value common stock at a price not less than $1.50 per share.
At year end 2000, if Interactive Gaming and Wagering, Inc., has net earnings of $14,959,000, a three (3) year option to purchase 2,475,000 shares of the Company's $.001 non-assessable, par value common stock at a price not less than $1.50 per share. The Company agreed to grant to the Managing Director of Interactive Gaming and Wagering, NV, (IGW) options for 225,000 post split shares of its common stock if net income of $207,000 was attained. IGW attained that net income for 1998. Pursuant to a Board of Directors Resolution dated April 24, 2000 effective December 31, 1999, 225,000 options were issued. The term net earnings is presented in the financial statements as net income.

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

NOTE #5 - Stockholders' Equity -Continued-

The Company recognized cost of options issued of $22,027 as expense in 1999 with an offset increase to paid in capital of $22,027. The value of the option was derived by taking the market price of the shares at December 31, 1999 which was $1.00, applying a discount rate of 5.5%. The present value of the shares is $.8516 (1.00 divided by 1.055(3rd power) = .8516). The deemed value of the options is the current market price minus the present value ($1.00 - .8516 = $.1484). Because shares to be received will be restricted shares, the option cost has been discounted by 34% to $0.0979 per option. If options are not exercised by December 31, 2001 no adjustment to future earnings would be made and paid in capital will remain as presented immediately following the grant of the options.

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

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

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

NOTE #15 -Litigation -Continued-

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

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

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

                                          Prevail         Global       Netherlands
                                            USA             USA         Antille         Total
License Fees                    1999     $     -0-     $      -0-     $  445,000     $  445,000
                                1998           -0-            -0-        150,000        150,000
                                1997           -0-            -0-             -0-            -0-
Royalty Fees                    1999           -0-            -0-      1,983,773      1,983,773
                                1998           -0-            -0-        812,018        812,018
                                1997           -0-            -0-             -0-            -0-
Hosting Income                  1999           -0-            -0-        159,090        159,090
                                1998           -0-            -0-         18,545         18,545
                                1997           -0-            -0-             -0-            -0-
Advertising Income              1999      233,736             -0-             -0-       233,736
Operating Expenses              1999      196,322        658,329       1,910,102      2,764,753
                                1998           -0-       842,083         401,141      1,243,224
                                1997           -0-        32,948              -0-        32,948
Other Income (Expenses)         1999          107     (   59,353)          3,821    (    55,425)
                                1998           -0-    (   15,918)             -0-   (    15,918)
                                1997           -0-         1,025              -0-         1,025
Provisions for Taxes            1999           -0-            -0-         11,571         11,571
                                1998           -0-            -0-             -0-            -0-
                                1997           -0-            -0-             -0-            -0-
Net Income (Loss)               1999       37,521     (  755,939)        686,241    (    32,177)
                                1998           -0-    (  840,057)        561,477    (   278,579)
                                1997           -0-    (   31,923)             -0-   (    31,923)
Cash                            1999       19,625          2,921         213,638        236,184
                                1998           -0-        80,444          41,978        122,422
                                1997           -0-       129,476              -0-       129,476
Accounts Receivable             1999     $  7,200      $      -0-     $1,504,026     $1,511,226
                                1998           -0-            -0-        962,249        962,259
                                1997           -0-            -0-             -0-            -0-
Property of Equipment (Net)     1999      579,893         66,300         993,942      1,640,135
                                1998           -0-         1,099          61,824         62,923
Other Assets                    1999           -0-            -0-        135,195        135,195
                                1998           -0-        50,000         230,424        280,424
                                1997           -0-       201,375              -0-       201,375

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

NOTE #18 - Restatement

Subsequent to the issuance of the Company's 1999 financial statements, management determined that it should restate its 1999 financial statements and related disclosures to reflect options issued pursuant to commitments made to the managing directors of IGW for net income achievements in 1998.

A summary of the significant effects of the restatement is as follows;

                                        As Previously           As
                                          Reported           Restated
Options Expense                            31,858             53,885
Income (Loss) from Operations          (   10,150)        (   32,177)
Paid In Capital                         2,832,921          2,854,948

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There were no changes in or disagreements with Global's accountants in the fiscal year end 1999.

ITEM 9.  	DIRECTORS AND EXECUTIVE OFFICERS

Name	 		Age	Position
Bryan Abboud(1)         29      Director, Chairman/Treasurer
David S. Wintroub	33	Director, President/CEO
Steven Abboud(1) 	35	Director, Financial Consultant
Thomas Hawkins          48      Secretary
R. Scott Van Kirk       38      Director

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

The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:

Name and Address of
Beneficial Owner            Shares owned Beneficially(1)       % Owned
Bryan Abboud(2)(4)                   2,787,700                    28%
Steve Abboud(4)                      1,112,429                    11%
Joann Abboud(4)                        575,760                     6%
Masadi Financial(5)                    584,901                     6%
r. Scott Van Kirk(2)                    80,134                  .008%
Shining Star(3)                        922,358                     9%
Thomas Hawkins                           3,000                   .03%
Officers, Directors and 5%
shareholders as a group
{7 in number}                        6,066,282                    61%

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

Note (2) No officer, director or security holder listed above owns any warrants, options or rights, with the exception of Mr. Bryan Abboud, who has options to purchase an additional 202,313 shares of the Company's common stock, and Mr. R. Scott Van Kirk, who has options to purchase an additional 91,894 shares of the Company's common stock. {See "Certain Relationships and Related Transactions."}

Note (3) Mr. Steve Abboud is a principal beneficial owner of 88% of the voting stock of Shining Star and Mr. Bryan Abboud is a principal beneficial owner of 12% of the voting stock of Shining Star.

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

The Company on December 31, 1999, pursuant to the Purchase and Sale Agreement between the Company and IGW, issued to a total of thirteen (13) employees of IGW options to purchase 225,000 shares of the Company's common stock as follows:
Seven (7) employees of IGW received options to purchase 206,325 shares of the Company's common stock at an exercise price of $0.50 per share and six (6) employees of IGW received options to purchase 18,675 shares of the Company's common stock at an exercise price of $1.67 per share.

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

                                   Global Entertainment Holdings/Equities, Inc.

Date:  May 11, 2000               By: /s/Thomas Hawkins
                                      Corporte Secretary