Form 10QSB
period 2000-03-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2000-05-23
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934      For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the transition period from ____________ to _____________

                        Commission file number: 0-27637

                 Global Entertainment Holdings/Equities, Inc.
                (Name of small business issuer in its charter)

            Colorado                                            47-0811483
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

6235 South 90th Street, Omaha,                                  68127
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (402) 331-3189


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No  [ ]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

	Yes 	[  ]	No	[  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 3/31/00 there were 10,277,140:


Transitional Small Business Disclosure Format (Check one): Yes [ ]  No    [X]

                 Global Entertainment Holdings/Equities, Inc.


                                  FORM 10-QSB
                               TABLE OF CONTENTS


                         PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements.                                               3

ITEM 2. Management's Discussion and Analysis or Plan of Operation.         11



                          PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings.                                                 13

ITEM 2. Changes in Securities.                                             15

ITEM 3. Defaults Upon Senior Securities.                                   16

ITEM 4. Submission of Matters to a Vote of Security Holders.               16

ITEM 5. Other Information.                                                 16

ITEM 6. Exhibits and Reports on Form 8-K.                                  16

                         PART I-FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Global Entertainment Holdings/Equities, Inc.

Consolidated Financial Statements

March 31, 2000 (Unaudited)  and December 31, 1999

Board of Directors
Global Entertainment Holdings/ Equities, Inc.


I have reviewed the accompanying balance sheets, of Global Entertainment Holdings/ Equities, Inc., as of March 31, 2000, and for the three months periods then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.
It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



Salt Lake City, Utah 84111
May 20, 2000

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                          Consolidated Balance Sheets
               March 31, 2000 (Unaudited) and December 31, 1999

                                                    March            December
                                                   31, 2000          31, 1999
               Assets
Current Assets

    Cash & Cash Equivalents                    $   218,701         $   236,184
      Accounts Receivable Net of Provision
      for Bad Debts of $119,590 in 2000 and
      $71,800 in 1999                            1,935,790           1,511,226
    Prepaid Expenses                                36,051              67,941
    Interest Receivable                              3,505               2,632
    Employee Accounts Receivable                    43,620              51,312

         Total Current Assets                    2,237,667           1,869,295

Property & Equipment
    Automobile - Net                                52,064              59,484
    Package Software - Net                         116,233             108,951
    Office Improvements - Net                       33,297              21,696
    Computer Equipment - Net                       602,397             590,819
    Furniture & Fixtures - Net                     143,047             121,288
    Websites                633,797                737,897

         Total Property & Equipment              1,580,835           1,640,135

Other Assets
    Security Deposit                                      18,648        17,220
    Software Design & Development - Net                  278,085       117,975

         Total Other Assets                              296,733       135,195

         Total Assets                                 $4,115,235    $3,644,625

             See accountant's review report and accompanying notes

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Consolidated Balance Sheets -Continued-
               March 31, 2000 (Unaudited) and December 31, 1999

                                                         March        December
                                                       31, 2000       31, 1999

          Liabilities & Stockholders' Equity

Current Liabilities
    Accounts Payable                                  $   451,152   $  304,021
    Accrued Expenses                                       14,626       13,471
    Accrued Interest                                       51,087       40,170
    Accrued Wages                                          23,607       49,930
    Customer Deposits                                      16,470       35,880
    Current Portion - Capital Leases                       31,285       31,285
    Current Portion - Notes Payable                       140,000      240,000
    Note Payable - Line of Credit                          38,497       35,693
    Income Taxes Payable                                   25,269       11,571

         Total Current Liabilities                        791,993      762,021

Long Term Liabilities
    Notes Payable                                         465,000      565,000
    Less Current Portion                             (    140,000) (   240,000)

         Total Long Term Notes Payable                    325,000      325,000

    Capital Lease Payable                                  29,981       35,395

         Net Long Term Liabilities                        354,981      360,395

         Total Liabilities                              1,146,974    1,122,416

Stockholders' Equity
    Preferred Stock, 25,000,000 Shares Authorized,
      at $.001 Par Value, None Issued
    Common Stock 100,000,000 Shares Authorized,
      Par Value of $.001;
      10,277,140 & 9,940,353 Shares Issued &
      Outstanding  Respectively Retroactively
        Restated                                           10,277        9,940
    Paid In Capital                                     3,206,653    2,854,948
    Retained Earnings (Deficit)                       (   248,669) (   342,679)

         Net Stockholders' Equity                       2,968,261    2,522,209
         Total Liabilities &
           Stockholders' Equity                        $4,115,235   $3,644,625


             See accountant's review report and accompanying notes

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
               Consolidated Statement of Operations (Unaudited)
         For the Three Months Period January 1, 2000 to March 31, 2000
         and the Three Months Period January 1, 1999 to March 31, 1999

                                                         March         March
                                                       31, 2000       31, 1999

Revenues
    License Fees                                       $      -0-   $   20,000
    Royalty Fees                                          718,746      618,313
    Hosting Income                                        159,109          -0-
    Advertising Revenues                                  233,727          -0-

         Total Revenues                                 1,111,582      638,313

Expenses
    Bad Debt Provision                                     47,790       50,000
    Uncollectible Fees Written Off                         25,000      120,000
    Amortization                                           72,554       31,695
    Depreciation                                           91,864       13,162
    Rents                                                 113,619       40,444
    Professional Fees                                      27,181       39,670
    Travel                                                 31,481       26,691
    Financial & Investor Relations                         32,499        9,600
    Administrative Expenses                               206,930       70,193
    Consulting                                            224,708      103,931
    Advertising                                            53,371          992
    Bandwidth Expenses                                     69,510          -0-
    Wages & Salaries                                       33,786          -0-

         Total Expenses                                 1,030,293      506,378

    Income (Loss) from Operations                          81,289      131,935

Other Income (Expenses)
    Interest (Expense)                                (    10,389)         -0-
    Interest Income                                         1,211          264
    Other Income                                           35,597        1,565

         Total Other Income (Expenses)                     26,419        1,829

             See accountant's review report and accompanying notes

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries Consolidated Statement of Operations (Unaudited) -Continued-
        For the Three Months Period January 1, 2000 to March 31, 2000 and the Three Months Period January 1, 1999 to March 31, 1999

                                                         March         March
                                                       31, 2000       31, 1999

    Income Before Taxes                                $  107,708   $  133,764

    Provisions for Income Tax                              13,698          -0-

    Net Income                                         $   94,010   $  133,764

    Basic Earnings Per Share                           $     0.01   $     0.15

    Diluted Earnings Per Share                               0.01         0.00

Weighted Average Shares Outstanding
  Retroactively Restated                               10,108,741      891,963

Weighted Average Shares & Options
  Outstanding                                          10,108,741      891,963


             See accountant's review report and accompanying notes

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                     Statements of Cash Flows (Unaudited)
         For the Three Months Period January 1, 2000 to March 31, 2000
         and the Three Months Period January 1, 1999 to March 31, 1999

                                                         March         March
                                                       31, 2000       31, 1999

Cash Flows from Operating Activities
    Net Income                                         $   94,010   $  133,764
    Adjustment to Reconcile Net Income (Loss) to
      Net Cash Provided by Operating Activities;
        Amortization                                       72,554       31,695
        Depreciation                                       91,864       13,162
        Provisions for Bad Debt                            47,790       50,000
        Write Off Uncollectible Fees Receivable            25,000      120,000
    Change in Operating Assets & Liabilities;
     (Increase) Decrease in Fees Receivable           (   424,564) (   501,346)
     (Increase) Decrease in Prepaid Expenses               31,890  (     2,321)
     (Increase) Decrease in Security Deposits         (     1,428) (     1,334)
     (Increase) Decrease in Interest Receivable       (       873)         -0-
     (Increase) Decrease in Employee Receivable             7,692          -0-
      Increase in Accounts Payable                        147,131      110,077
      Increase in Accrued Expenses                          1,155          -0-
      Increase in Taxes Payable                            13,698        9,683
     (Decrease) Increase in Accrued Interest               10,917  (    12,565)
     (Decrease) Increase in Accrued Wages             (    26,323)       3,800
     (Decrease) Increase in Customer Deposits         (    19,410)         -0-

         Net Cash Provided (Used) in
              Operating Activities                         71,103  (    45,385)

Cash Flows from Investing Activities
    Purchase of Software Design & Development         (   129,208)         -0-
    Purchase of Automobile                                    -0-  (    43,949)
    Purchase of Package Software                              -0-  (     2,262)
    Purchase of Office Improvements                   (     7,396) (     7,062)
    Purchase of Computer Equipment                    (    94,021) (   173,014)
    Purchase of Furniture & Fixtures                  (     9,282) (    35,614)

         Net Cash (Used) in Investing Activities      (   239,907) (   261,901)


             See accountant's review report and accompanying notes

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
               Statements of Cash Flows (Unaudited) -Continued-
         For the Three Months Period January 1, 2000 to March 31, 2000
         and the Three Months Period January 1, 1999 to March 31, 1999

                                                         March         March
                                                       31, 2000       31, 1999

Cash Flows from Financing Activities
    Increase in Capital Lease Liabilities                      -0-      43,300
    Payments on Capital Lease Liabilities             (     5,414)         -0-
    Increase in Notes Payable                               2,804          803
    Payment on Notes Payable                          (   100,000)         -0-
    Sale of Common Stock                                  253,931      299,728

         Net Cash Provided by Financing Activities        151,321      343,831

         Increase (Decrease) in Cash & Cash
           Equivalents                                (    17,483)      36,545

         Cash & Cash Equivalents at Beginning
           of Period                                      236,184      122,422

         Cash & Cash Equivalents at End of Period      $  218,701   $  158,967

Disclosures from Operating Activities
    Interest Expense                                   $   10,389   $      -0-
    Taxes                                                  13,698          -0-


             See accountant's review report and accompanying notes

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

NOTE #2 - Significant Accounting Policies -Continued-

I. Stock Options are valued at the difference in the market price of the shares on the day of the grant and the present value of the shares at a risk free discounted rate for the option period. When restricted shares are to be acquired by exercise of the options the Company may apply a marketability discount to the deemed value of the options.

NOTE #3 - Statement Preparation

The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities & Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 10-K report.

ITEM 2.	Management's Discussion and Analysis or Plan of Operation.

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

Additionally, these statements are based on certain assumptions that my prove to be erroneous and are subject to certain risks including, but not limited to, Global's dependence on limited cash resources, and its dependence on certain key personnel within Global. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

Results of Operations

The Company generates operating revenues exclusively from its wholly owned subsidiaries, IGW and Prevail. The acquisition of Prevail added an additional source of revenue for the Company through its website advertising fees.

For the Quarter ended March 31, 2000, Prevail generated revenues of over $234,000, which accounted for approximately 21% of the Company's revenues for that period.

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

Since the beginning of January 2000, through March 31, 2000, revenues from all components of the software licensing business, which include software licensing, Website services and software licensing royalties have undergone growth and generated revenues over $1.1 Million, representing a 174% increase in total revenues for the three months ended March 31, 2000.

The following tables set forth selected information from the statements of operations and balance sheets for the three months periods ended March 31, 2000 and 1999.

Selected Statement of Operations Information

                                             For the Three Months Periods Ended
                                                        March           March
                                                      31, 2000        31, 1999
Total Revenue                                     $   1,111,582    $    638,313
Total Expenses                                        1,030,293         506,378
Income (Loss) From Operations                            81,289         131,935
Total Other Income (Expenses)                            26,419           1,829
Taxes                                            (       13,698)            -0-
       Net Profit (Loss)                                 94,010         133,764


Selected Balance Sheet Information
                                             For the Three Months Periods Ended
                                                        March           March
                                                      31, 2000        31, 1999
Total Current Assets                              $   2,237,667    $  1,237,615
Total Current Liabilities                               791,993         207,386
Total Property & Equipment                            1,580,835         341,894
Total Liabilities                                     1,146,974         412,386
Total Other Assets                                      296,733         334,251
Total Assets                                          4,115,235       1,913,251
Net Shareholders' Equity                              2,968,201       1,501,374

The Company's revenues increased over 174% to $1,111,582 for the quarter ended March 31, 2000 as compared to $638,313 for the quarter ended March 31, 1999.

The growth is primarily due to additional revenues generated from software licensing, and Website services for licensees (including Royalties). The Company, through IGW, offers to its licensees Internet based Casino and Sportsbook software as well as telephone based (call centers) Sportsbook software. Revenue from software licensing services, which is the significant income source, accounts for 79% of the total revenues for the three months ended March 31, 2000.

Operating expenses were $1,030,293 for the three months ended March 31, 2000 and $506,378 for March 31, 1999.

Income from operations for the three months ended March 31, 2000, was $94,010 as compared to $133,764 at March 31, 1999.

The Company expects licensing revenues to continue to grow as more licensees commence operations and royalties from existing licensee's Internet gaming operations increase.

Liquidity and Capital Resources

At March 31, 2000, the Company had $218,701 in cash and cash equivalents, as compared to $236,184 at March 31, 1999.

Accounts receivable at March 31, 2000 increased to $1,935,790 as compared to $1,511,226 at March 31, 1999. The majority of the receivables are from new licensees that were offered an installment payment plan on the initial licensing fees and from operating licensees, which have a 30-day term agreement for royalties.

Net cash generated from operating activities for the three months ended March 31, 2000, was $71,103 as compared to a net use of $45,385 for the three months ended March 31, 1999.

Net cash used for investing activities for the three months ended March 31, 2000, was $239,907 as compared to $261,901 for the three months ended March 31, 1999.

Net cash provided by financing activities for the three months ended March 31, 2000, was $151,321, as compared to $343,831 for the three months ended March 31, 1999.

                          PART II-OTHER INFORMATION

ITEM 1.	Legal Proceedings.

In November of 1997, the Company as Masadi Resources, Inc. entered into an agreement to purchase Beverage Source Worldwide, Inc. and to operate it as its wholly subsidiary. Pursuant to the Agreement, the Company issued 1,375,000 (accounting for a three (3) for one (1) stock split) shares of its $.001 par value common stock in exchange for 1,500 shares of Beverage Source Worldwide, Inc. By December 31, 1997, the Company had advanced to this subsidiary, Beverage Source Worldwide, Inc., $200,000 and in the early months of 1998 the Company advanced to it an additional $457,844. Minutes of an Emergency Meeting of the Board of Directors of the Company dated April 2, 1998, noted that this subsidiary was without funds and was currently facing bankruptcy if the Company did not advance additional substantial working capital. By mutual consent, the parties to the Purchase and Sale Agreement, dated November 26, 1997, agreed to a rescission. On May 5, 1998, the Company filed a Complaint in the Superior Court of California, County of San Diego, alleging that from the closing of the Agreement of Purchase and Sale, officers and directors of Beverage Source Worldwide, Inc., had breached their respective duties, obligations and agreements with the Company, secreting and/or attempting to secret the Companies assets, moving, transferring, assigning conveying encumbrances, sequestering, using, disposing of, or shifting, any and all of the assets and property of the Company, wrongfully withdrawing monies from the Corporate bank accounts, misappropriating company funds, co-mingling the operating expenses and costs of International Beverage Corporation or its wholly owned subsidiary Beverage Source Worldwide, Inc., with independent business of the officers and directors named in the suit. Further, that the named defendant officers and directors engaged in an extensive pattern of discussion with various entities for the specific purpose of merging one or all of the said entities, without disclosing to such entities and their representatives that Beverage Source Worldwide, Inc., was a wholly owned subsidiary of International Beverage Corporation. In addition to the above general categories of the complaint, there were numerous specific allegations of Malfeasance and Breach of Fiduciary Duty. The complaint specifically intends that service of the summons and complaint serve as notice of rescission of the Agreement of Purchase and Sale, dated November 26, 1997. The Company filed suit against Beverage Source Worldwide, Inc. and the trial took place on November 8, 1999.

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

The Company (Plaintiff) challenged the Court's Statement of Decision and Judgement on the basis of Fact and Law and on January 5, 2000, filed its Notice of Intent to move for a new trial on the following grounds:

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

In March 2000, the Company reached an agreement with the former Officers of Beverage Source Worldwide, Inc., whereby, for $75,000 they withdrew their objections to the rescission of the Agreement of Purchase and Sale dated, May 26, 1997 and the rescission was to remain in full effect.

The Company is not a party to any other litigation and none is contemplated nor has any been threatened.

ITEM 2. Changes in Securities and Use of Proceeds.

In the month of March 2000, the Company sold 336,787 shares of its $.001 par value Common Stock to two entities and four individuals who were unrelated parties. The Company received $253,931 in cash for the sale of the securities. The shares were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	Defaults Upon Senior Securities.

The Company has incurred no defaults upon senior securities during this reporting period.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during this reporting period.

ITEM 5.	Other Information.

In March of 2000, the Company settled a lawsuit between certain officers of its former subsidiary, Beverage Source Worldwide wherein, the Company paid to the certain officers, $75,000 to settle to lawsuit.

ITEM 6.	Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.			Description

27				Financial Data Schedule

(b) Form 8-K

The Company filed a report on Form 8-K on January 7, 2000, regarding the filing of its Notice of Intent to Move for a new trial on the matter of Company vs. certain officers of its former subsidiary, Beverage Source Worldwide, Inc. on January 5, 2000.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    Global Entertainment Holdings/Equities, Inc.
                                                        (Registrant)

                                                        /s/Thomas Hawkins
                                            		(Signature)*
                                                        Thomas Hawkins/Secretary
Date: May 22, 2000

*Print name and title of the signing officer under his signature.