Form 10KSB/A
period 1999-12-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2000-07-25
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
                                  Amendment 2

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

                 Global Entertainment Holdings/Equities, Inc.


FORM 10-KSB
TABLE OF CONTENTS

ITEM 1.   DESCRIPTION OF BUSINESS                                             3
1:1       Company Description                                                 3
1:2       Products and Services                                               5
1:3       Growth Strategy                                                     6
1:4       Technology                                                          7
ITEM 2.   DESCRIPTION OF PROPERTY                                             8
ITEM 3.   LEGAL PROCEEDINGS                                                   8
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 9
ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            9
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          10
6:1       Results of Operations                                              10
6:2       Liquidity and Capital Resources                                    13
6:3       Impact of Inflation                                                14
6:4       Contingencies                                                      14
6:5       Year 2000 Risks                                                    14
6:6       Year End 2000 Projections                                          15
ITEM 7.   FINANCIAL STATEMENTS                                               16
          Independent Auditor's Report                                       16
          December 31, 1999, 1998 and 1997                          F-1 to F-26
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                                17
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                  17
ITEM 10.  EXECUTIVE COMPENSATION                                             19
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     20
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     20
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                   22

ITEM 1. 	DESCRIPTION OF BUSINESS

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

On November 26, 1997, the Company as Masadi Resources, Inc. ("Company") entered into an Agreement of Purchase and Sale ("Agreement") to purchase Beverage Source Worldwide, Inc. ("BSI"). On May 5, 1998, the Company filed a Complaint in the Superior Court of California, County of San Diego, asking the Court to declare the Agreement rescinded. The Company further alleged that various individuals including Mark Darnell ("Darnell") had breached the Agreement and alleged, the individuals, including Darnell had breached their fiduciary duties and had committed other malfeasance and illegal acts. All parties to the lawsuit other than Darnell were dismissed prior to Trial. The trial was held on November 8-10, 1999, in the Superior Court of San Diego. In a Minute Order dated December 23, 1999, the Court ruled against the Company on all counts and further ordered that a rescission had not taken place and ordered that Darnell retained all previously held stock interest in the company. Subsequent to the Court's ruling, the Company and Darnell entered into a Settlement Agreement and Mutual Release of all Claims ("Settlement Agreement") wherein the Company paid Darnell $75,000 and Darnell agreed to rescind the Agreement. The $75,000 per the Settlement Agreement was to be paid as follows: $35,000 on 2/23/00; $20,000 on 5/18/00; and $20,000 on 8/18/00. The first two payments have been made by the Company and the final payment will be made when due per the Agreement, on 8/18/00. This final payment will resolve all aspects of this litigation.

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

The Company's common stock currently trades on the NASD Over-The-Counter Bulletin Board under the symbol "GAMM". The Company's high and low trading price and volume for the past six (6) quarters as "GAMM", and during the period the Company traded under the symbol "GAMME" from November 5, 1999 to December 2, 1999 during the 4th Quarter, 1999, are listed in the following table:

Quarterly GAMM Stock Trading Summary

Quarter                High        Low         Close        Volume

3rd Quarter 1998        $6.50    $5.0625       $5.375       10,400

4th Quarter 1998      $13.125     $5.375       $8.125       83,800

1st Quarter 1999      $17.875      $6.25      $14.125      136,500

2nd Quarter 1999      $17.625    $10.125       $12.50       85,400

3rd Quarter 1999        $7.00*     $1.87*        NA           NA

4th Quarter 1999        $4.00     $1.125        $1.50       80,200

GAMME
4th Quarter 1999       $2.625    $1.3125        $1.50       50,100

* 3:1 forward stock split ex date August 23, 1999

As of the date of this filing, the Company has outstanding options to purchase 700,500 shares of its $0.001 par value common stock as follows;

    Date of Option Grant        Options     Price         Options
    December 31, 1998           225,000    $  1.50    3 Years from Grant
    December 31, 1999           422,000    $  1.25    3 Years from Grant
    December 31, 1999             5,300    $  1.50    3 Years from Grant
    December 31, 1999            48,200    $  1.67    3 Years from Grant

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

The growth is primarily due to additional revenues generated from software licensing, and Website services for licensees (including Royalties). The Company, through IGW, offers to its licensees Internet based Casino and Sportsbook software as well as telephone based (call centers) Sportsbook software. Revenues from software licensing of $445,000, hosting services of $159,000 and royalties of $1,983,773 which are the significant income sources, accounted for 91.7% of the total revenues for the twelve months ended December 31, 1999. At June 30, 1999, the Company had entered into agreements with 6 licensees and as of December 31, 1999, the Company supports 11 fully operational licensee Web sites.

On August 20, 	On August 20, 1999, Global Entertainment Holdings/Equities,
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

                            Schvaneveldt & Company
                         Certified Public Accountant
                         275 East South Temple #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392


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



/s/Darrell Schvaneveldt
Salt Lake City, Utah
March 10, 2000
Except as to Note #18 which is May 10, 2000


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


                                      F-1
    The accompanying notes are an integral part of these financial statements


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


                                       F-2
    The accompanying notes are an integral part of these financial statements


          Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                     Consolidated Statement of Operations
             For the Years Ended December 31, 1999, 1998 and 1997

                                                  December           December          December
                                                  31, 1999           31, 1998          31, 1997
Revenues
License Fees                                    $  445,000         $  150,000         $       -0-
Royalty Fees                                     1,983,773            812,018                 -0-
Hosting Income                                     159,090             18,545                 -0-
Advertising Revenues                               233,736                 -0-                -0-

Total Revenues                                   2,821,599            980,563                 -0-

Expenses
Bad Debt Provision                                  71,800                 -0-                -0-
Uncollectible Fees Written Off                     180,030                 -0-                -0-
Amortization                                       191,696            110,592                 -0-
Depreciation                                       233,857             35,299                 -0-
Rents                                              225,593             78,855              1,041
Professional Fees                                  138,058             61,864             30,342
Travel                                              57,904             47,551                 -0-
Financial & Investor Relations                     149,829                 -0-                -0-
Administrative Expenses                            461,797            153,103              1,865
Consulting                                         749,334            148,116                 -0-
Advertising                                         72,906                 -0-                -0-
Write Off Impaired Asset (Note #3)                      -0-           607,844                 -0-
Litigation Settlement (Note #15)                    75,000                 -0-                -0-
Bandwidth Expenses                                 125,091                 -0-                -0-
Options Issued Expense (Note #5)                    68,625                 -0-                -0-

Total Expenses                                   2,801,520          1,243,224             32,948

Income (Loss) from Operations                       20,079        (   262,661)       (    32,948)

Other Income (Expenses)
Interest (Expense)                             (    59,353)       (    21,220)       (       500)
Interest Income                                      3,928                782              1,525
Forgiveness of Debt                                     -0-             4,520                 -0-

Total Other Income (Expenses)                  (    55,425)       (    15,918)             1,025


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


   The accompanying notes are an integral part of these financial statements


         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                          Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998 and 1997

                                                  December           December          December
                                                  31, 1999           31, 1998          31, 1997
Cash Flows from Operating Activities
Net (Loss)                                     ($   46,917)       ($  278,579)       ($   31,923)
Adjustment to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities;
Amortization                                       191,696            110,592                 -0-
Depreciation                                       233,857             35,299                 -0-
Write off of Impaired Asset                             -0-           607,844                 -0-
Forgiveness of Debt                                     -0-       (     4,520)                -0-
Non Cash Expenses                                  131,654              8,194                 -0-
Rounding                                                -0-                 2        (         1)
Provisions for Bad Debt                             71,800                 -0-                -0-
Write Off Uncollectible Fees Receivable            180,030                 -0-                -0-
Options Issued Expense                              68,625                 -0-                -0-
Change in Operating Assets & Liabilities;
(Increase) Decrease in Fees Receivable         (   548,977)       (   962,249)                -0-
(Increase) Decrease in Prepaid Expenses        (    64,457)       (     3,448)                -0-
(Increase) Decrease in Security Deposits       (     3,594)       (    13,626)                -0-
(Increase) Decrease in Interest Receivable     (     2,632)                -0-                -0-
(Increase) Decrease in Employee Receivable     (    51,312)                -0-                -0-
Increase in Accounts Payable                       280,177             23,844                 -0-
Increase in Accrued Expenses                        13,471                 -0-                -0-
Increase in Taxes Payable                           11,571                 -0-                -0-
(Decrease) Increase in Accrued Interest             27,605             12,565                 -0-
(Decrease) Increase in Accrued Wages                32,130             17,800                 -0-
Increase in Loan Receivable                             -0-                -0-       (   125,000)
Increase in Customer Deposits                       35,880                 -0-                -0-

Net Cash Provided (Used) in Operating Activities   560,607        (   446,286)       (   156,924)

Cash Flows from Investing Activities
Purchase of Websites (Note #9)                 (   402,813)                -0-                -0-
Purchase of Software Design & Development      (    27,957)       (    70,956)                -0-
Purchase of Automobile                         (    70,949)                -0-                -0-
Purchase of Package Software                   (   110,151)       (     7,289)                -0-
Purchase of Office Improvements                (    23,931)       (     1,970)                -0-
Purchase of Computer Equipment                 (   725,035)       (    67,173)                -0-
Purchase of Furniture & Fixtures               (   131,780)       (    21,790)                -0-
Loan to BSW                                             -0-       (   456,844)       (   201,000)
Cash from Interactive Gaming & Wagering, Inc.,
NV, Purchase Acquisition by Stock Issued                -0-            99,675                 -0-
Net Cash (Used) in Investing Activities        ( 1,492,616)       (   526,347)       (   201,000)


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

J. Websites: Internal and external costs incurred to develop websites are capitalized. Costs are capitalized when its probable that the website will be completed and will be used to perform the function intended. When it is probalbe that upgrades and enhancements will result in additional functionality such costs are capitalized. Websites will be considered to be impaired that it no longer provides substantial service potential, or significant changes occur in the extent or manner in which the website is used. Impairmant write off will be recognized in the period when impairment is deemed by management to have occurred.


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

The rescission action taken with the filing of the complaint on May 5, 1998, and the cessation of business activities by Beverage Source Worldwide, Inc., the Company beleives its control of Beverage Source Worldwide, Inc. was temporary and that the cessation of business activities by the Officers of Beverage Source Worldwide, Inc., cast significant doubt on the Company, as the parent comapny, to control the Subsidiary.

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

NOTE #5 - Stock Holders' Equity - Continued -

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

At December 31, 1999, the Company granted 475,500 options to purchase 422,000 shares of common stock at $1.25, 5,300 shares of common stock at $1.50 and 48,200 shares of common stock at $1.67. All of the options expire December 31, 2002. The Company booked as an expense for the options $46,598. The cost was computed using the following methodology. A discount rate of .055% was used to compute the present value of the shares to be acquired no later than December 31, 2002. Using the discount rate and the market price of $1.00 per shares the present value of the shares was $.8985. The value of the options is therefore $.1015. Because any shares acquired by exercise of the options will be restricted, shares the $.1015 value was discounted by 34% and the value of each options was $.067.

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

NOTE #5 - Stockholder's Equity - Continued -

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

Non Cash Investing & Financing Activities;
At December 31, 1998, the Company had issued; 1,423,500 post split shares of stock to incorporators for services valued at $474; 8.160 post split shares to an attorney for legal fees valued at $2,720; 15,000 shares for sundry services valued at $5,000; and 888,696 shares for capitalized programming services valued at $222,174.

During the year ended December 31, 1999, the Company issued; 12,500 shares for consulting fees valued at $38,925; 6,000 shares for interest expense valued at $2,250; and 39,000 shares for current public relations expense valued at $10,827 and $119,172 in prepaid public relations cost; 7,000 shares for legal fees valued at $24,000; 700 shares for accounting services valued at $2,000; 16,300 shares for employee bonuses valued at $16,300; 49,915 shares for expensed technology services valued at $36,175; 500 shares for miscellaneous expenses valued at $1,625; 9,000 shares in settlement of accrued interest valued at $21,320; 690 shares for furniture valued at $2,300, 1,500 shares for capitalized technology services valued at $6,000 and 163,500 shares to acquire Prevail Online, Inc., and the websites valued at $400,000.

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

The wheretobet.com website and the netbet.org domain name where acquired from an unrelated party for a total sum of $700,000. At the acquisition date Prevail paid a down payment of $75,000 and signed a non interest bearing note of $225,000 payable in nine monthly installments commencing one month from the closing date of the Agreement. In addition, Global issued 120,000 shares of its common stock for a value of $400,000. The asset purchase and sale agreement contains the following provision; The stock that is to be transferred to Sellers will contain therewith a put and call provision as follows; (i) Sellers will have the right to put the stock to the Purchaser anytime after six (6) months

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

NOTE #9 - Acquisition of Prevail OnLine, Inc., and Websites Purchase -Continued-

from the closing, but before twelve (12) months from the closing at the net price of $400,000 (US); (ii) The Purchaser will have the right to call the stock from Sellers anytime after six (6) months from the closing but before twelve (12) months from closing at the net price of $800,000 (US).

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

                                                       12-31-99        12-31-98
Deferred Tax Asset Balance Beginning of Period        $      -0-     $      -0-
Net Operating Loss Carryforwards                         540,357        296,473
                                                         540,357        296,473
Valuation Allowance                                   (  540,357)      (296,473)
  Net Deferred Tax Asset                               $      -0-     $      -0-
  Deferred Tax Liability                               $      -0-     $      -0-


                                                                                       Netherlands
                                                 TOTAL                    USA             Antilles
Net Income (Loss)                              ($    46,917)        ($   765,016)        $  718,099
Add Non Deductible Permanent Adjustments              4,352                4,352                 -0-


Net Operating Loss Carryforwards               (    856,193)        (    856,193)                -0-
Adjusted Taxable Income                        ($   898,758)        ($ 1,616,857)       ($  718,099)

Current Income Taxes Payable                    $    11,571          $        -0-        $   11,571


Income earned by the wholly-owned subsidiary in the Netherlands Antilles is not considered to be Sub-Part F Income under Internal Revenue Code Section 951 and is therefore not subject to U.S. Income Taxes.

         Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                   Notes to Financial Statement -Continued-

NOTE #10 - Income Taxes - Continued -

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

NOTE #15 - Litigation

On November 26, 1997, the Company as Masadi Resources, Inc. ("Company") entered into an Agreement of Purchase and Sale ("Agreement") to purchase Beverage Source Worldwide, Inc. ("BSI"). On May 5, 1998, the Company filed a Complaint in the Superior Court of California, County of San Diego, asking the Court to declare the Agreement rescinded. The Company further alleged that various individuals including Mark Darnell ("Darnell") had breached the Agreement and alleged, the individuals, including Darnell had breached their fiduciary duties and had committed other malfeasance and illegal acts. All parties to the lawsuit other than Darnell were dismissed prior to Trial. The trial was held on November 8-10, 1999, in the Superior Court of San Diego. In a Minute Order dated December 23, 1999, the Court ruled against the Company on all counts and further ordered that a rescission had not taken place and ordered that Darnell retained all previously held stock interest in the company. Subsequent to the Court's ruling, the Company and Darnell entered into a Settlement Agreement and Mutual Release of all Claims ("Settlement Agreement") wherein the Company paid Darnell $75,000 and Darnell agreed to rescind the Agreement. The $75,000 per the Settlement Agreement was to be paid as follows: $35,000 on 2/23/00; $20,000 on 5/18/00; and $20,000 on 8/18/00. The first two payments have been made by the Company and the final payment will be made when due per the Agreement, on 8/18/00. This final payment will resolve all aspects of this litigation.

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

A summary of the significant effects of the restatement is as follows;

                                        As Previously           As
                                          Reported           Restated
Options Expense                            31,858             68,625
Income (Loss) from Operations          (   10,150)        (   46,917)
Paid In Capital                         2,832,921          2,869,688

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There were no changes in or disagreements with Global's accountants in the fiscal year end 1999.

ITEM 9.  	DIRECTORS AND EXECUTIVE OFFICERS

Name	 		Age	Position
Bryan Abboud(1)         29      Director, Chairman/Treasurer
David S. Wintroub	33	Director, President/CEO
Steven Abboud(1) 	35	Director, Financial Consultant
Thomas Hawkins          48      Secretary
R. Scott Van Kirk       38      Director

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following list describes the exhibits filed as part of this Form 10-KSB:

Exhibit No.                          Description of Document

2.0     Merger Agreement IBC-Global Entertainment Holdings/Equities, Inc.*
2.1     Agreement of Purchase Global Entertainment Holdings/Equities, Inc.-IGW*
2.2 Agreement Global Entertainment Holdings/Equities, Inc. and Prevail Online, Inc.*
3.0     Masadi Resources, Inc. Articles*
3.1     Amendment name change Masadi Resources, Inc. to IBC*
3.2     Transfer Masadi Resources, Inc. name and tradename to IBC*
3.3     Amendment name change IBC to Global*
3.4     Masadi Resources, Inc. Bylaws*
4.0     Specimen form of Stock Certificate*
10.0    Promissory Note Steven Abboud--$20,000*
10.1    Promissory Note Bryan Abboud--$20,000*
10.2    Promissory Note Joann Abboud--$75,000*
10.3    Promissory Note Joann Abboud--$225,000*
10.4    Subscription Agreement James Zilligen*
10.5    Promissory Note James Zilligen--$100,000*
10.6    Global Entertainment Holdings/Equities, Inc. Lease*
21.0    List of Subsidiaries*
27.0    Financial Data Schedule*

   * Exhibits have been previously reported on Form 10-SB

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

                                   Global Entertainment Holdings/Equities, Inc.

Date:  July 24, 2000               By: /s/Thomas Hawkins
                                      Corporte Secretary