Form 10QSB/A
period 2000-03-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2000-07-25
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
                                   Amend 1

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


                                  FORM 10-QSB
                               TABLE OF CONTENTS


                         PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements.                                               3
           Report of Reviewer                                               3
           March 21, 2000 Financial Statements                     F-1 to F-8

ITEM 2. Management's Discussion and Analysis or Plan of Operation.          4



                          PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings.                                                  7

ITEM 2. Changes in Securities.                                              7

ITEM 3. Defaults Upon Senior Securities.                                    7

ITEM 4. Submission of Matters to a Vote of Security Holders.                7

ITEM 5. Other Information.                                                  7

ITEM 6. Exhibits and Reports on Form 8-K.                                   8

                         PART I-FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

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


/s/Darrell Schvaneveldt
Salt Lake City, Utah 84111
May 20, 2000

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

During the three months ended March 31, 2000 there were significant increases in operating expenses due to the continuing operational and employment expansion of Interactive Gaming and Wagering, NV. (IGW) More specifically, amortization expenses increased to $72,554 at March 31, 2000, from $31,695 at March 31, 1999. Depreciation expense was $71,864 at March 31, 2000 compared to $13,162 at March 31, 1999. Both of these expense increases are attributed to the increase in an investment in assets during the last fiscal year. Rent expense at March 31, 2000 was $113,619 increasing from $40,444 at March 31, 1999 because of larger facilities in Curacao for IGW. Administrative expenses increased to $206,930 at March 31, 2000 compared to $70,193 at March 31, 1999, which reflects the cost of the expanded employment force at IGW and the additional administrative costs of Prevail Online, Inc.

Additionally, the Company has intensified its efforts to refine and enhance its computer programs and operations at IGW in Curacao. This resulted in an increase in consulting expenses from $103,931 at March 31, 1999 to $224,708 at March 31, 2000.

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

On November 26, 1997, the Company as Masadi Resources, Inc. ("Company") entered into an Agreement of Purchase and Sale ("Agreement") to purchase Beverage Source Worldwide, Inc. ("BSI"). On May 5, 1998, the Company filed a Complaint in the Superior Court of California, County of San Diego, asking the Court to declare the Agreement rescinded. The Company further alleged that various individuals including Mark Darnell ("Darnell") had breached the Agreement and alleged, the individuals, including Darnell had breached their fiduciary duties and had committed other malfeasance and illegal acts. All parties to the lawsuit other than Darnell were dismissed prior to Trial. The trial was held on November 8-10, 1999, in the Superior Court of San Diego. In a Minute Order dated December 23, 1999, the Court ruled against the Company on all counts and further ordered that a rescission had not taken place and ordered that Darnell retained all previously held stock interest in the company. Subsequent to the Court's ruling, the Company and Darnell entered into a Settlement Agreement and Mutual Release of all Claims ("Settlement Agreement") wherein the Company paid Darnell $75,000 and Darnell agreed to rescind the Agreement. The $75,000 per theSettlement Agreement was to be paid as follows: $35,000 on 2/23/00; $20,000 on 5/18/00; and $20,000 on 8/18/00. The first two payments have been made by the Company and the final payment will be made when due per the Agreement, on 8/18/00. This final payment will resolve all aspects of this litigation.

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

(a)  Exhibits

Exhibit No. 27       Financial Data Schedule*

*  Exhibits filed previously with Form 10-QSB

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

                                    Global Entertainment Holdings/Equities, Inc.
                                                        (Registrant)

                                                        /s/Thomas Hawkins
                                            		(Signature)*
                                                        Thomas Hawkins/Secretary
Date: July 24, 2000

*Print name and title of the signing officer under his signature.