Form 10QSB
period 2000-06-30
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2000-08-21
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number: 0-27637

                  Global Entertainment Holdings/Equities, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                        47-0811483
            --------                                        ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                  6235 South 90th Street, Omaha, Nebraska 68127
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


                                   FORM 10-QSB
                                TABLE OF CONTENTS


                          PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements.                                                  3
          June 30, 2000 Financial Statements                          F-1 to F-7

ITEM 2. Management's Discussion and Analysis or Plan of Operation.             4



                          PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings.                                                     7

ITEM 2. Changes in Securities.                                                 7

ITEM 3. Defaults Upon Senior Securities.                                       7

ITEM 4. Submission of Matters to a Vote of Security Holders.                   7

ITEM 5. Other Information.                                                     7

ITEM 6. Exhibits and Reports on Form 8-K.                                      8

PART I-FINANCIAL INFORMATION

ITEM 1.           Financial Statements.

As used herein, the term "Company" refers to Global Entertainment Holdings/Equities, Inc., and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.

The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10K-SB for the year ended December 31, 1999.

             GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets
                  June 30, 2000 (Unaudited) and December 31,1999

                                             As of June 30,   As of December 31,
                                                 2000               1999
                                             (Unaudited)          (Audited)

                                     ASSETS

 Current Assets:
      Cash & Cash Equivalents                    113,564            236,184
    Accounts Receivable Net of Provision       1,990,767          1,511,226
        for Bad Debts of $119,590 in 2000
        and $71,800 in 1999
      Prepaid Expenses                            45,874             67,941
      Interest Receivable                          4,200              2,632
      Employee Accounts Receivable                42,000             51,312
                                               ---------          ----------
        Total Current Assets                   2,196,405          1,869,295

 Property & Equipment
      Automobile- Net                             35,484             59,484
      Package Software- Net                      112,420            108,951
      Office Improvements- Net                    33,297             21,696
      Computer Equipment- Net                    561,470            590,819
      Furniture & Fixtures- Net                  134,912            121,288
      Websites - Net                             719,674            737,897
                                               ---------          ----------
        Total Property & Equipment             1,597,257          1,640,135

 Other Assets
      Security Deposit                            21,434             17,220
      Software Design & Development-Net          231,927            117,975
                                               ---------          ----------
        Total Other Assets                       253,361            135,195
        Total Assets                          $4,047,023         $3,644,625
                                               =========          ==========







              See accompanying summary of accounting principles and
                  notes to consolidated financial statements.


           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets
                 June 30, 2000 (Unaudited) and December 31, 1999


                                                                        As of June 30,    As of December 31,
                                                                             2000                  1999
                                                                          (Unaudited)             (Audited)

                       LIABILITIES & STOCKHOLDERS' EQUITY

 Current Liabilities

    Accounts Payable                                                        459,284               304,021
    Accrued Expenses                                                         39,285                13,471
    Accrued Interest                                                         66,132                40,170
    Accrued Wages                                                            37,152                49,930
    Customer Deposits                                                             -                35,880
    Current Portion- Capital Leases                                          26,667                31,285
    Current Portion- Notes Payable                                          225,000               240,000
    Note Payable- Line of Credit                                             38,262                35,693
    Income Taxes Payable                                                      5,999                11,571
                                                                        -----------           -----------
        Total Current Liabilities                             $             897,781        $      762,021

 Long Term Liabilities

    Notes Payable                                                           417,373               565,000
    Less Current Portion                                                   (225,000)             (240,000)
                                                                        -----------           -----------
        Total Long Term Notes Payable                                       192,373               325,000
    Capital Lease Payable                                                    26,013                35,395
                                                                        -----------           -----------
        Net Long Term Liabilities                                           218,386               360,395
                                                                        -----------           -----------
        Total Liabilities                                     $           1,116,167       $     1,122,416
                                                                        -----------           -----------

 Stockholders' Eqiuty

      Preferred Stock, 25,000,000
        Shares Authorized, at $.001
        Par Value, None Issued
      Common Stock, 100,000,000
        Shares Authorized                                                    10,277                9,940
        Par Value of $.001;
        10,277,140 & 9,940,353 Shares Issued and
        Outstanding Respectively Retroactively Restated
      Paid in Capital                                                     3,206,653            2,854,948
      Retained Earnings(Deficit)                                           (286,074)            (342,679)
                                                                        -----------           -----------
        Net Stockholders' Equity                                          2,930,856            2,522,209
                                                                        -----------           -----------
        Total Liabilities and Stockholders' Equity                       $4,047,023       $    3,644,625
                                                                        ===========           ===========




   See accompanying summary of accounting principles and notes to consolidated financial statements.


           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Statements of Cash Flows (Unaudited)
           For the Six Months Period January 1, 2000 to June 30, 2000
           For the Six Months Period January 1, 1999 to June 30, 1999

                                                                             For the Six Months Ended
                                                                                     June 30
                                                                             2000             1999
                                                                       ---------------    ---------------
Cash Flows from Operating Activities

     Net Income                                                       $     56,605       $  406,459
     Adjustments to Reconcile Net Income (Loss) to
         Net Cash Provided by Operating Activities;
            Amortization                                                   104,249            63,390
            Depreciation                                                   175,483            72,585
            Provisions for Bad Debt                                              -                 -
            Non Cash Expenses                                                                 50,077
     Change in Operating Assets & Liabilities

         (Increase) Decrease in Fees Receivable                           (479,541)         (422,258)
         (Increase) Decrease in Prepaid Expenses                            22,067              (487)
         (Increase) Decrease in Security Deposits                           (4,214)           (5,267)
         (increase) Decrease in Interest Receivable                         (1,568)             (840)
         (Increase) Decrease in Employee Receivable                          9,312           (44,500)
         Increase in Accounts Payable                                      155,263            77,581
         Incrrease in Software Design                                     (113,952)               -
         Increase in Accrued Expenses                                      (10,066)            6,328
         Increase in Taxes Payable                                          (5,572)           16,169
         (Decrease) Increase in Accrued Interest                            25,962            (2,760)
         (Decrease) Increase in Accrued Wages                              (12,778)           (4,450)
         (Decrease) Increase in Cash in Escrow Restricted                                     (6,348)
                                                                      -------------        -----------
            Net Cash Provided (Used) in Operating Activities         $     (78,750)       $  205,679
                                                                      -------------        -----------
Cash Flows from Investina Activities

     Purchase of Fixed Assets                                             (236,854)         (764,310)
            Net Cash (Used) in investing Activities                  $    (236,854)       $ (764,310)
                                                                      -------------        -----------







              See accompanying summary of accounting principles and
                         notes to financial statements.


           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Statements of Cash Flows (Unaudited)
           For the Six Months Period January 1, 2000 to June 30, 2000
           For the Six Months Period January 1, 1999 to June 30, 1999

                                                                                    For the Six Months Ended
                                                                                             June 30
                                                                                    2000                  1999
                                                                                -------------        ---------------
 Cash Flows from Financial Activities

      Increase( Decrease) in Capital Lease Liabilities                             (14,000)                53,193
      Increase (Decrease) in Notes Payable                                        (145,058)               225,000
      Sale of Common Stock                                                         352,042                390,587
                                                                              -------------            -----------
             Net Cash Provided by Financing Activities                          $  192,984            $   668,780
                                                                              -------------            -----------
             Increase (Decrease) in Cash & Cash Equivalents                       (122,620)               110,149

             Cash & Cash Equivalents at Beginning of Period                        236,184                122,422
                                                                              -------------            -----------
             Cash & Cash Equivalents at End of Period                             $113,564            $   232,571
                                                                              =============            ==========
 Disclosures from Operating Activities:
      Interest Expense                                                              26,065                 15,156
      Taxes                                                                         13,698                 16,169

 Significant Non-Cash Transactions:
      Issued 39,000 for Prepaid Public Relations                                         0                130,000








              See accompanying summary of accounting principles and
                         notes to financial statements.

                                     GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                                          Consolidated Statement of Operations (Unaudited)


                                                For the Three Months Ended                  For the Six Months Ended
                                                            June 30,                                 June 30,
                                                    2000                1999                 2000                   1999
 Revenues:
       License Fees                                       -             425,000                    -          445,000
 Royalty Fees                                       598,914             164,185            1,317,660          782,498
 Hosting Income                                     161,062                                  320,171                -
 Advertising Revenues                               216,713              21,470              450,440           21,470
                                               -------------          ----------        -------------     ------------
            Total Revenues                         $976,689            $610,655           $2,088,271      $ 1,248,968
                                               -------------          ----------        -------------     ------------
 Expenses

       Bad Debt Provision                                 -                   -               47,790                -
       Uncollectible Fees Written Off                     -                   -               25,000                -
       Amortization                                  31,695              31,695              104,249           63,390
       Depreciation                                  83,619              59,423              175,483           72,585
       Rents                                         81,816              43,123              194,985           83,567
       Professional Fees                             33,550              41,069               60,731           80,739
       Travel                                        36,931              10,745               68,412           37,436
       Financial & Investor Relations                     -               9,600               32,499            9,600
       Administrative Expenses                      241,494              72,668              448,424          192,861
       Consulting                                   366,942              38,057              591,650          272,580
       Advertising                                  122,505                   -              175,876                -
       Bandwidth Expenses                                 -                                   69,510
       Wages and Salaries                            31,337                                   65,123                -
                                               -------------          ----------        -------------     ------------
            Total Expenses                      $ 1,029,889            $306,380          $ 2,059,732         $812,758
                                               -------------          ----------        -------------     ------------
 Income (Loss) from Operations                     (53,200)             304,275               28,089          436,210

 Other Income(Exi)enses)
       Interest(Expense)                           (15,676)            (15,156)             (26,065)          (15,156)
       Interest Income                                2,623               1,310                3,834            1,574
       Other Income(Expense)                          9,578             (1,565)               45,175                -
                                               -------------          ----------        -------------     ------------
            Total Other Income(Expenses)            (3,475)            (15,411)               22,944          (13,582)
                                               -------------          ----------        -------------     ------------
       Income Before Taxes                         (56,675)             288,864               51,033          422,628
       Provisions for Income Tax                     19,270                   -                5,572          (16,169)
                                               -------------          ----------        -------------     ------------
            Net Income                            $(37,405)            $288,864              $56,605         $406,459
                                               =============          ==========        =============     ============
     Basic Earnings Per Share                       $(0.01)               $0.03                $0.01            $0.04
     Diluted Earnings Per Share                     $(0.01)               $0.03                $0.01            $0.04

Weighted Average Shares Outstanding              10,108,741           9,531,057           10,108,741        9,531,057
     Retroactively Restated

Weighted Average Shares & Options                10,108,741           9,531,057           10,108,741        9,531,057
     Outstanding




           See accompanying summary of accounting policies and notes
                      to consolidated financial statements.

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

B. Revenues and directly related expenses are recognized in the period in which they occur. Revenues and related expenses are recognized from the sale of the licenses when persuasive evidence of an arrangement exists, delivery of access to the software has occurred, the license fee has been determined and collectiability of the license fee is probable. License fees are billed to be paid in three installments over a relatively short period of time, usually within ninety days.

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

F. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets of the estimated lives of the assets. Depreciation and amortization is computed on the straight-line method.

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

       ITEM 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Information-General

This report contains a number of forward-looking statements, which reflect Global's current views with respect to future events and financial performance including statements regarding Global's projections, and the internet gaming industry. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof Global undertakes no obligation to publicly revise these forward- looking statements, to reflect events or circumstances that may arise after the date hereof.

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

For the Quarter ended June 30, 2000, Prevail generated revenues of over $216,000, which accounted for approximately 22% of the Company's revenues for that period.

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

Since the beginning of January 2000, through June 30, 2000, revenues from all components of the software licensing business, which include software licensing, Website services and software licensing royalties have undergone growth and generated revenues over $1.6 Million.

The Company's revenues increased to $976,689 for the quarter ended June 30, 2000 as compared to $610,655 for the quarter ended June 30, 1999.

The growth is primarily due to additional revenues generated from software licensing, and Website services for licensees (including Royalties). The
Company, through IGW, offers to its licensees Internet based Casino and Sportsbook software as well as telephone based (call centers) Sportsbook software. Revenue from software licensing services, which is the significant income source, accounts for 61% of the total revenues for the three months ended June 30, 2000.

Operating expenses were $1,029,889 for the three months ended June 30, 2000 and $306,380 for June 30, 1999.

Loss from operations for the three months ended June 30, 2000, was ($53,200) as compared to income from operations of $304,275 for the three months ended June 30, 1999.

During the three months ended June 30, 2000 there were significant increases in operating expenses due to the continuing operational and employment expansion of Interactive Gaming and Wagering, NV. (IGW) More specifically, Depreciation expense was $83,619 at June 30, 2000 compared to $59,423 at June 30, 2000. Both of these expense increases are attributed to the increase in an investment in assets during the last fiscal year. Rent expense at June 30, 2000 was $81,816 increasing from $43,123 at June 30, 1999 because of larger facilities in Curacao for IGW. Administrative expenses increased to $241,494 at June 30, 2000 compared to $72,668 at June 30, 1999, which reflects the cost of the expanded employment force at IGW and the additional administrative costs of Prevail Online, Inc.

Additionally, the Company has intensified its efforts to refine and enhance its computer programs and operations at IGW in Curacao. This resulted in an increase in consulting expenses from

$38,057 at June 30, 1999 to $366,942 at June 30, 2000.

The Company expects licensing revenues to continue to grow as more licensees commence operations and royalties from existing licensee's Internet gaming operations increase.

Liquidity and Capital Resources

At June 30, 2000, the Company had $113,564 in cash and cash equivalents, as compared to $232,571 at June 30, 1999.

Accounts receivable at June 30, 2000 increased to $1,990,767 as compared to $1,384,587 at June 30, 1999. The majority of the receivables are from new licensees that were offered an installment payment plan on the initial licensing fees and from operating licensees, which have a 30-day term agreement for royalties.

Net cash used from operating activities for the six months ended June 30, 2000, was $78,750 as compared to a net provided of $205,679 for the six months ended June 30, 1999.

Net cash used for investing activities for the six months ended June 30, 2000, was $236,854 as compared to $764,310 for the six months ended June 30, 1999.

Net cash provided by financing activities for the six months ended June 30, 2000, was $192,984, as compared to $668,780 for the six months ended June 30, 1999.

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

Item 6.           Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

         The following exhibits are attached hereto.

3.1      Articles  of  Incorporation

3.2      Bylaws.


27       Financial Data Schedule for the 3 month period ending June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

AMERIRESOURCE TECHNOLOGIES, INC.

/s/ David Wintroub
-------------------------
David Wintroub, President

                                INDEX TO EXHIBITS

         Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT     PAGE
NO.         NO.   DESCRIPTION
---         ---   -----------

3.1         *     Articles  of  Incorporation

3.2         *     Bylaws.

27          12    Financial Data Schedule for the 3 month period ending June 30,
                      2000.