Form 10QSB/A
period 2000-06-30
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2000-09-21
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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


                                   FORM 10-QSB/A
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

3.1      Articles  of  Incorporation

3.2      Bylaws.


27       Financial Data Schedule for the 3 month period ending June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB/A to be executed on its behalf by the undersigned, hereunto duly authorized.

Global Entertainment Holdings/Equities, Inc.

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