Form 10KSB/A
period 1999-12-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2000-10-19
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                                  Amendment 3

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from _________ to ______

Commission file number: 0-27637

                  Global Entertainment Holdings/Equities, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         Colorado                                              47-0811483
         --------                                              ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

         6235 South 90th Street, Omaha, Nebraska              68127
         ---------------------------------------              -----
         (Address of principal executive offices)           (Zip Code)

Issuer's telephone number: (402) 331-3189

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, .001 par value
                          ----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes      X        No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. [ ]

Issuer's revenues for the fiscal year ended December 31, 1999, was $2,821,599.

Aggregate market value of voting stock held by non-affiliates of the issuer as of December 31, 1999 was $6,919,858.

Number of shares of common stock, no par value, outstanding on December 31, 1999, was 9,940,353.

                                   FORM 10-KSB
                                TABLE OF CONTENTS


ITEM 1.           DESCRIPTION OF BUSINESS......................................1
                           1:1 Company Description.............................1
                           1:2 Products and Services...........................3
                           1:3 Growth Strategy.................................4
                           1:4 Technology......................................6
ITEM 2.           DESCRIPTION OF PROPERTY......................................7
ITEM 3.           LEGAL PROCEEDINGS............................................7
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........8
ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS......................................................8
ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                   ...........................................................10
                           6:1 Results of Operations..........................10
                           6:2 Liquidity and Capital Resources................14
                           6:3 Impact of Inflation............................15
                           6:4 Contingencies..................................15
                           6:5 Year 2000 Risks................................15
                           6:6 Year End 2000 Projections......................16
ITEM 7.           FINANCIAL STATEMENTS........................................17
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...............20
ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS............................20
ITEM 10.          EXECUTIVE COMPENSATION......................................22
ITEM 11.          SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
                  HOLDERS ....................................................23
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............24
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K............................25

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

1:1 Company Description

Global Entertainment Holdings/Equities, Inc. (the "Company") was incorporated in the State of Colorado as Masadi Resources, Inc. ("Masadi"), on July 10, 1997. On February 10, 1998, Masadi filed with the State of Colorado, Articles of Amendment to its Articles of Incorporation and changed its name to International Beverage Corporation. On August 27, 1998, pursuant to a Merger Agreement, International Beverage Corporation, merged into Global Entertainment Holdings/Equities, Inc. (Global). International Beverage Corporation became the surviving corporation and on August 27, 1998, changed its name to Global Entertainment Holdings/Equities, Inc. which is now known as the Company.

On June 30, 1998, Global, entered into an Agreement of Purchase and Sale whereby Global acquired 100% of the issued and outstanding shares of Interactive Gaming and Wagering NV ("IGW"), a Netherlands Antilles Corporation and is currently a wholly owned subsidiary of the Company. Interactive Gaming and Wagering, was incorporated in Curacao, Netherlands Antilles on May 19, 1997, and is engaged in the business of conception of software programs for the gaming and wagering industry.

Masadi's purpose for incorporation was to pursue its business activity in the oil and gas exploration and production business within the geographical boundaries of the North American Continent with emphasis on the Continental United States. On November 15, 1997, Masadi's shareholders voted to change its business direction and pursue opportunities in the Beverage Industry and on February 10, 1998, changed its name to International Beverage Corporation. Pursuant to the change in business direction, International Beverage Corporation entered into a Purchase and Sale Agreement with Beverage Source Worldwide, Inc. whereby Beverage Source Worldwide, Inc. became a wholly owned subsidiary. The Purchase and Sale Agreement with Beverage Source Worldwide, Inc. was subsequently rescinded for nonperformance by International Beverage Corporation and Beverage Source Worldwide, Inc.

International Beverage Corporation began trading on the OTC Bulletin Board on March 18, 1998, under the symbol "IBVC". The Company, to better reflect its name change to Global Entertainment Holdings/Equities, Inc., changed its trading symbol on September 9, 1998, to "GAMM".

The Company's stock is presently traded on the NASD Pink Sheets under the trading symbol "GAMM." The Company is a holding company, whose primary business focus is on Internet companies operating in the online gaming software sector. The Company provides financial advisory services, including; mergers and acquisitions, capital investment and general investment banking services to emerging Internet related companies. Currently, the Company owns 100% of the issued and outstanding stock of Interactive Gaming and Wagering (IGW) and as of the September 20, 1999, acquired 100% of the issued and outstanding stock of Prevail Online, Inc. a Colorado Corporation with principal offices in San Francisco, CA.

Interactive-Gaming & Wagering N.V.

Interactive Gaming & Wagering, NV (IGW) is engaged in the development, licensing and hosting of proprietary Internet and telephony based gaming software. IGW's corporate Web site is www.interactive-gaming.com. IGW offers a turnkey service solution to its software licensees, including gaming license consulting, facilities services, online casino and sportsbook software, 800 call center sportsbook software, training, application hosting services, web site design, development and hosting, and internet telecommunications services.

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

Prevail Online, Inc.

At September 20, 1999, the Company completed an agreement of purchase and sale for the purchase and acquisition of 100% of the issued and outstanding stock of Prevail Online, Inc., a Colorado Corporation with its principal office in San Francisco, CA. Pursuant to the terms of the acquisition, the Company conducted a tax-free exchange of 163,500 shares of its common stock for 100% of the issued and outstanding shares of Prevail Online. Prevail Online will operate as a wholly owned subsidiary of Global Entertainment Holdings.

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

Set-up

        1. Assistance in procuring gaming license with the host government.
        2. Concept development and design of virtual casino "theme."
        3. Customization and system integration.
        4. Hosting of servers.
        5. Assistance in establishing e-commerce systems.

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

Java Casino Games

IGW's  Java games  utilize  the Java  programming  language  to  provide  easily accessible online games to the Company's licensees' Web sites. The cross-platform nature of Java makes it possible to play these games on all major operating systems, online, with no download requirements. IGW software currently provides four (4) casino style Java Games (Videopoker, Blackjack, Roulette, slots) for players to wager on, with several additional Java games projected to be released throughout FY2000.

1:3 Growth Strategy

The development of telecommunications and the emergence of new technology have created opportunities to develop new, efficient and secure ways to deliver information and entertainment to consumers. The Company intends to capitalize on its technological niche and expertise to become a world leader in online gaming software systems. The Company's key strategic objectives are to: (i) continue supporting core holdings of Internet gaming software development and licensing;
(ii) expand to other Internet markets,  through  acquisitions in the content and publishing markets; and (iii) The company will pursue opportunities in e-commerce through the Company's wholly owned subsidiary, IGW. The Company will develop the software to integrate the banking operation for e-commerce. The Company will continue to develop software that enables e-commerce through their licensee's web sites as part of the Company's software solution. The Company proposes to seek a joint venture partner to facilitate credit card transactions, for their licensee web sites. However, currently no acquisitions or joint ventures have been identified.

The Company intends to implement its business strategy by: (i) continuing to enhance its technology; (ii) seeking key strategic alliances with unidentified companies that are in the Internet/Technology/Software based industries, technologically advanced, that are currently solvent, are beyond the development stage, have positive operating cash flows/financially stable, have a seasoned management team, and are efficiently staffed; and (iii) developing brand name recognition through cross marketing and merchandising.

Expand Market Integration

The Company intends to capitalize on its technological niche and early market entry to capture a significant share of the Internet gaming software market. The Company believes that because of the level of satisfaction from its clients and the history of IGW in the industry as a leader (co- founding member and board member of the Interactive Gaming Council), it has established brand recognition. The Company believes that it has accomplished this through the development of eleven (11) licensed web sites using its ITSCS (Internet & Telephony Sportsbook & Casino System), creating market exposure over the Internet; has developed and licensed software to one of the first operating sportsbooks on the Web, www.VIPsports.com.; its attendance and exposure at gaming and software expositions; has received favorable reviews from both financial and industry publications, i.e., CNNfn, USA Today, and has obtained exposure through various media outlets, including: multiple national radio interviews, television exposure, Channel 22 Business News, CNN Financial, Today's Investor, Internet interviews and Company profile exposure, News Letter exposure, Internet Banner Advertising, and other Internet Advertising.

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

Sales and Marketing Strategy

The Company's sales and marketing functions are conducted through Curacao and San Francisco offices. As of September 1, 2000, the sales and marketing team was comprised of six (6) sales and marketing professionals. The managers hired to date are experienced professionals with in-depth knowledge of Internet software and the gaming industries.

The Company is committed to maintaining a customer-driven organization and continues to aggressively recruit and train additional staff for the marketing department to assist the Company in achieving its sales goals.

Competitive Environment

The Company estimates that there are currently over 20 online gaming software developers and over 800 gaming Websites on the World Wide Web.

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

The highly scalable nature of IGW's system design makes provision for additional capacity seamless. The network monitoring and security staff tracks the system at all times to maintain constant awareness of the system's operating parameters. New equipment and bandwidth will be procured as necessary to compensate for increased activity or anticipated peak demands.

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

ITEM 3.           LEGAL PROCEEDINGS

On November 26, 1997, the Company as Masadi Resources, Inc. ("Company") entered into an Agreement of Purchase and Sale ("Agreement") to purchase Beverage Source Worldwide, Inc. ("BSI"). On May 5, 1998, the Company filed a Complaint in the Superior Court of California, County of San Diego, asking the Court to declare the Agreement rescinded. The Company further alleged that various individuals including Mark Darnell ("Darnell") had breached the Agreement and alleged, the individuals, including Darnell had breached their fiduciary duties and had committed other malfeasance and illegal acts. All parties to the lawsuit other than Darnell were dismissed prior to Trial. The trial was held on November 8-10, 1999, in the Superior Court of San Diego. In a Minute Order dated December 23, 1999, the Court ruled against the Company on all counts and further ordered that a rescission had not taken place and ordered that Darnell retained all previously held stock interest in the company. Subsequent to the Court's ruling, the Company and Darnell entered into a Settlement Agreement and Mutual Release of all Claims ("Settlement Agreement") wherein the Company paid Darnell $75,000 and Darnell agreed to rescind the Agreement. The $75,000 per the Settlement Agreement was to be paid as follows: $35,000 on 2/23/00; $20,000 on 5/18/00; and $20,000 on 8/18/00. All payments were made in accordance with the settlement agreement and this issue is fully resolved to the best of the Company's knowledge.

The Company is not presently a party to any other litigation and none is contemplated nor has any been threatened.

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

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

The Company's common stock currently trades on the NASD Pink Sheets under the symbol "GAMM." The stock's symbol has been "GAMM," except for the period between November 5, 1999 to December 2, 1999 during the 4th Quarter, 1999, when the Company's common stock traded under the symbol "GAMME." The high, low and closing trading price, as well as the aggregate volume, for the Company's common stock for each fiscal quarter since July 1, 1998, are listed in the following table:

Quarterly GAMM Stock Trading Summary



Quarter                High         Low          Close          Volume
------------------- ----------  ----------  -------------  ---------------

3rd Quarter 1998      $6.50      $5.0625        $5.375         10,400

------------------- ----------  ----------  -------------  ---------------

4th Quarter 1998     $13.125      $5.375        $8.125         83,800

------------------- ----------  ----------  -------------  ---------------

1st Quarter 1999     17.875       $6.25        $14.125          136,500
------------------ -----------  ----------  -------------  ---------------

2nd Quarter 1999    $17.625      $10.125       $12.50            85,400

------------------ -----------  ----------  -------------  ---------------

3rd Quarter 1999     $7.00*       $1.87*        $2.875*         311,800

------------------ -----------  ----------  -------------  ---------------

4th Quarter 1999     4.00          1.125         1.50            80,200
------------------ -----------  ----------  -------------  ---------------

GAMME
4th Quarter 1999     2.625         1.3125        1.50            50,100

------------------ -----------  ----------  -------------  ---------------

1st Quarter 2000     5.00          1.00          1.5625         255,900

------------------ -----------  ----------  -------------  ---------------

2nd Quarter 2000     2.00          1.00          1.35            57,700

------------------ -----------  ----------  -------------  ---------------

* 3:1 forward stock split executed on August 23, 1999.

Stock Options

As of October 5, 2000, the Company had outstanding options to purchase 700,500 shares of its common stock. Options to purchase 225,000 shares were granted as of December 31, 1998, all of which expire on December 31, 2001, if not previously exercised. The remaining options to purchase 475,500 shares were granted as of December 31, 1999, all of which expire on December 31, 2002, if not previously exercised. These options are held by the following individuals:


List of Options Which Were Granted as of
12/31/98, All of Which Expire 12/31/01
-----------------------------------------------------------------------
Name of Optionee      # of Shares            Exercise Price
-------------------- --------------------- ----------------------------

Bryan Abboud               78,936                 0.50
-------------------- --------------------- ----------------------------
Todd Elmquist              55,257                 0.50
-------------------- --------------------- ----------------------------
Denny Walker               31,575                 0.50
-------------------- --------------------- ----------------------------
Scott Van Kirk             23,682                 0.50
-------------------- --------------------- ----------------------------
Ramirez Valeriano           2,250                 1.67
-------------------- --------------------- ----------------------------
Jeff Imray                  7,875                 0.50
-------------------- --------------------- ----------------------------
Matt Olden                  6,750                 1.67
-------------------- --------------------- ----------------------------
Tim Shanahan                2,250                 1.67
-------------------- --------------------- ----------------------------
Michael Shepherd            6,000                 0.50
-------------------- --------------------- ----------------------------
Ron Pereira                 4,500                 1.67
-------------------- --------------------- ----------------------------
Mike Terrell                3,000                 0.50
-------------------- --------------------- ----------------------------
Brenda Tuller               2,250                 1.67
-------------------- --------------------- ----------------------------
Paul Pereira                  675                 1.67
-------------------- --------------------- ----------------------------
           Total          225,000

List of Options Which Were Granted as of
12/31/99, All of Which Expire 12/31/02


Name of Optionee         # of Shares          Exercise Price
-------------------- --------------------- -----------------------------

Bryan Abboud              176,000                 1.25
-------------------- --------------------- -----------------------------
Todd Elmquist             124,000                 1.25
-------------------- --------------------- -----------------------------
Scott Van Kirk             84,000                 1.25
-------------------- --------------------- -----------------------------
Jeff Imray                 28,000                 1.25
-------------------- --------------------- -----------------------------
Ramirez Valeriano           5,300                 1.67
-------------------- --------------------- -----------------------------
Guy Moss                    2,350                 1.67
-------------------- --------------------- -----------------------------
Brian Bruce                 5,300                 1.50
-------------------- --------------------- -----------------------------
Edvar Pereira               1,000                 1.67
-------------------- --------------------- -----------------------------
Tim Shanahan                5,000                 1.67
-------------------- --------------------- -----------------------------
Denny Walker                5,000                 1.67
-------------------- --------------------- -----------------------------
David McIntosh              5,000                 1.25
-------------------- --------------------- -----------------------------
Ricardo Carvajal            5,000                 1.25
-------------------- --------------------- -----------------------------
Erik Van Maren              8,050                 1.67
-------------------- --------------------- -----------------------------
Rui Barbosa                   500                 1.67
-------------------- --------------------- -----------------------------
Nancy Urselita              1,000                 1.67
-------------------- --------------------- -----------------------------
Alistair Assheton          20,000                 1.67
-------------------- --------------------- -----------------------------
     Total                475,500

As of September 1, 2000, there were 8,423,719 shares of restricted Common Stock, pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act").

Holders of Record:

As of September 1, 2000, there were one hundred thirty-six (136) holders of record of the Company's Common Stock

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

Through research and development in the past four years, the Company identified the opportunity of offering proprietary software and related services to online gaming operators and successfully launched its first licensee in 1997. The Company encourages its licensee's to target only customers in countries that regulate online gaming. Currently, there are several countries which support the online gaming industry through regulation and/or taxation, including; such nations as Sweden, Finland, Australia, Germany, Liechtenstein, the Netherlands Antilles, Dominica and Antigua.

Since the beginning of January 1999, through December 31, 1999, revenues from all components of the software licensing business, which include software licensing, Website services and software licensing royalties have undergone tremendous growth and generated revenues over $2.8 Million.

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

Selected Balance Seet Information

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

The growth is primarily due to additional revenues generated from software licensing, and Website services for licensees (including Royalties). The
Company, through IGW, offers to its licensees Internet based Casino and Sportsbook software as well as telephone based (call centers) Sportsbook software. Revenues from software licensing of $445,000, hosting services of $159,000, and royalties of $1,983,773 which are the significant income sources, accounted for 91.7% of the total revenues for the twelve months ended December 31, 1999. At June 30, 1999, the Company had entered into agreements with 6 licensees and as of December 31, 1999, the Company supports 11 fully operational licensee web sites.

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

The Company expects to attract a two (2) of the proposed four (4) licensees within the second quarter of the year 2000 and to sign the remaining two (2) licensees in the second half of the year.

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


Revenues and directly related expenses are recognized in the period in which they occur. Revenues and related expenses are recognized from the sale of the licenses when persuasive evidence of an arrangement exists, delivery of access to the software has occurred, the license fee has been determined and collectability of the license fee is probable. License fees are billed to be paid on three installments over a relatively short period of time, usually within ninety days. Once the arrangement has been contractually agreed upon there are no customer cancellation privileges. Fees that the Company may be entitled to are referred to as royalties and are not recognized until such time as the licensee has actually earned revenues through the use of the software and in accordance with the licensing agreement has notified the Company of its sales. Once the Company has been notified that royalties are due from the licensing of its software and collectability is probable, royalty income is recognized. Revenues earned from efforts to assist a purchaser establish and maintain a base for operations are known as hosting revenues and are recognized upon receipt of funds. Costs incidental to royalty income and hosting activities are recognized in the same period as the related revenues are recognized.


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

The Company has completed its Year 2000 compliance review and asset inventorying. The critical systems are computer hardware, business critical off-the-shelf software, and telecommunications. The Company's critical hardware is no more than one-year-old and Y2K compliance information from the manufacturers has been obtained and documented. The existing critical hardware is 100% compliant. Critical development, operating systems and application off-the-shelf software is approximately 90% from Microsoft and statements of compliance have been attained by those who are compliant. The Company also has statements of compliance from Setel N.V. and Antelecom N.V., their telecommunications providers - both warrant 100% compliance. The Company will continue to monitor critical vendors for any changes in their compliance statements. All newly acquired hardware systems, operating systems, and software are required to be vendor certified for Year 2000 compliance.

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

ITEM 7.           FINANCIAL STATEMENTS

The following information is being provided supplementally to the the Company's audited financial statements found herein on page F-1 and should be read in conjunction with such statements.

1. The Company agreed to grant options to purchase 225,000 shares of the Company=s common stock to employees of one of the Company=s subsidiaries, Interactive Gaming & Wagering, NV (AIGW@), if IGW attained net income, or net earnings, of $207,000 for the year ended December 31, 1998. IGW realized net income in excess of $207,000 for this fiscal year. In accordance with this performance bonus, on April 24, 2000, pursuant to the instructions of IGW=s managing director, the Company granted options to purchase 225,000 shares of common stock to certain IGW employees. These options are exercisable at not less than $1.50 per share for three (3) years.

     IGW and the Company had a similar performance based option agreement for IGW's net income, or net earnings, for the years ended December 31, 1999 and 2000. However, IGW was not going to reach these performance standards. Therefore, the Company and IGW mutually agreed that the Company would grant, as of December 31, 1999, options to purchase 475,500 shares of the Company's common stock at exercise prices between $1.25 and $1.67 per share. All of these options expire on December 31, 2002, if not previously exercised.

     As of September 1, 2000, the Company had outstanding options to purchase 700,500 shares of its common stock. A summary schedule of the outstanding, unexercised options granted as of December 31, 1998, and a schedule of those granted as of December 31, 1999 is found in Item 9 above.

2. A 34% discount was applied to the cost of certain options granted for the year ended December 31, 1999, as specified in Note 5 to the audited financial statements for the Company=s fiscal year ended December 31, 1999. The Company believes that this 34% discount was and is still consistent with the accounting required by SFAS 123=s Afair value pricing model.@ This discount was applied because as of December 31, 1999, (1) the Company=s common stock had been de-listed from the OTC-BB to the Pink Sheets, (2) the trading volume was so low as to greatly diminish liquidity, and (3) the stock underlying the option will be unregistered, restricted shares upon issuance.

     The following schedule details these options and the expense charges comprising the difference in market value based on trading price and the discounted per share price.

                               Market       Discount       Present   Cost of
         Description           Price          Rate          Value     Option     Expense
         -----------           -----          ----          -----     ------     -------
          225,000 Options,
            expiring 12/31/01  $1.00          5.5%         $.8516    $ .098      $22,027
          475,500 Options,
            expiring 12/31/02  $1.00          5.5          $.8985    $ .067      $46,598
                                                                                 -------
              Total Expense Recognized for year ended December 31, 1999          $68,625

3. The Company is actively pursuing web-site development. The Company has adopted "Financial Accounting Standards Board Emerging Task Force Consensus 00-2 (FASB EITF 00-2): Accounting for Website Development Costs." The adoption of this procedure relates to the accounting for costs of internal software, requires that costs of developing web applications and infrastructure, as well as cost of graphic development be capitalized, rather than the historical common practice of same period expense. Costs of website planning and operation continue to be expensed as normal.

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

/s/Darrell Schvaneveldt

Salt Lake City, Utah
March 10, 2000
Except as to Note #18 which is May 10, 2000


                               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                                           Consolidated Balance Sheets
                                       December 31, 1999, 1998 and 1997

                                                                  December          December         December
                                                                  31, 1999          31, 1998         31, 1997
                                                               ---------------  ----------------  ---------------
                  Assets
Current Assets
         Cash & Cash Equivalents (Note #2)                     $      236,184   $     122,422   $   129,476
         Accounts Receivable (Note #12) Net of
           Provision for Bad Debts of $71,800                       1,511,226         962,249           -0-
         Prepaid Expenses                                              67,941           3,484           -0-
         Loan Receivable - Related Party                                  -0-             -0-       125,000
         Interest Receivable                                            2,632             -0-           -0-
         Employee Accounts Receivable                                  51,312             -0-           -0-
                                                               ---------------  --------------  ------------
                  Total Current Assets                              1,869,295       1,088,155       254,476

Property & Equipment (Note #6)
         Automobile - Net                                              59,484             -0-           -0-
         Package Software - Net                                       108,951           4,859           -0-
         Office Improvements - Net                                     21,696           1,970           -0-
         Computer Equipment - Net                                     590,819          40,664           -0-
         Furniture & Fixtures - Net                                   121,288          15,430           -0-
         Websites (Note #9)                                           737,897             -0-           -0-
                                                               ---------------  --------------  ------------
                  Total Property & Equipment                        1,640,135          62,923           -0-

Other Assets
         Security Deposit                                              17,220          13,626           -0-
         Software Design & Development - Net (Note #4)                117,975         216,798           -0-
         Receivable BSW - Net (Note #3)                                   -0-          50,000       200,000
         Investment - BSW (Note #3)                                       -0-             -0-         1,375
                                                               ---------------  --------------  ------------
                  Total Other Assets                                  135,195         280,424       201,375
                                                               ---------------  --------------  ------------
                  Total Assets                                 $    3,644,625   $   1,431,502   $   455,851
                                                               ===============  ==============  ============


The accompanying notes are an integral part of these financial statements


                               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                                      Consolidated Balance Sheets -Continued-
                                         December 31, 1999, 1998 and 1997

                                                                        December          December         December
                                                                        31, 1999          31, 1998         31, 1997
                                                                  ---------------  ----------------  ---------------
                  Liabilities & Stockholders' Equity

Current Liabilities
         Accounts Payable                                         $      304,021   $        23,844   $          -0-
         Accrued Expenses                                                 13,471               -0-              -0-
         Accrued Interest                                                 40,170            12,565              -0-
         Accrued Wages                                                    49,930            17,800              -0-
         Customer Deposits                                                35,880               -0-              -0-
         Current Portion - Capital Leases (Note #7)                       31,285             9,558              -0-
         Current Portion - Notes Payable (Note#7)                        240,000           165,000          250,000
         Note Payable - Line of Credit                                    35,693               -0-              -0-
         Income Taxes Payable                                             11,571               -0-              -0-
                                                                  ---------------  ----------------  ---------------
                  Total Current Liabilities                              762,021           228,767          250,000

Long Term Liabilities
         Notes Payable (Note #7)                                         565,000           215,000              -0-
         Less Current Portion (Note #7)                                 (240,000)         (165,000)             -0-
                                                                  ---------------  ----------------  ---------------
                  Total Long Term Notes Payable                          325,000            50,000              -0-

         Capital Lease Payable (Note #7)                                  35,395             3,468              -0-
                                                                  ---------------  ----------------  ---------------
                  Net Long Term Liabilities                              360,395            53,468              -0-
                                                                  ---------------  ----------------  ---------------
                  Total Liabilities                                    1,122,416           282,235          250,000

Stockholders' Equity
         Preferred Stock, 25,000,000 Shares Authorized,
           at $.001 Par Value, None Issued
         Common Stock 100,000,000 Shares Authorized,
           Par Value of $.001; 9,940,353; 9,455,682 &
           891,963 Shares Issued & Outstanding
           Respectively Retroactively Restated                             9,940             9,456              891
         Paid In Capital                                               2,869,688         1,450,313          236,883
         Retained Earnings (Deficit)                                    (357,419)         (310,502)          (31,923)
                                                                  ---------------  ----------------  ---------------
                  Net Stockholders' Equity                             2,522,209         1,149,267          205,851
                                                                  ---------------  ----------------  ---------------
                  Total Liabilities &
                  Stockholders' Equity                            $    3,644,625   $     1,431,502   $      455,851
                                                                  ===============  ================  ===============




The accompanying notes are an integral part of these financial statements


                               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                                          Consolidated Statement of Operations
                                   For the Years Ended December 31, 1999, 1998 and 1997

                                                                December          December         December
                                                                31, 1999          31, 1998         31, 1997
                                                          ---------------  ----------------  ---------------
Revenues
         License Fees                                     $      445,000   $       150,000   $          -0-
         Royalty Fees                                          1,983,773           812,018              -0-
         Hosting Income                                          159,090            18,545              -0-
         Advertising Revenues                                    233,736               -0-              -0-
                                                          ---------------  ----------------  ---------------
                  Total Revenues                               2,821,599           980,563              -0-

Expenses
         Bad Debt Provision                                       71,800               -0-              -0-
         Uncollectible Fees Written Off                          180,030               -0-              -0-
         Amortization                                            191,696           110,592              -0-
         Depreciation                                            233,857            35,299              -0-
         Rents                                                   225,593            78,855            1,041
         Professional Fees                                       138,058            61,864           30,342
         Travel                                                   57,904            47,551              -0-
         Financial & Investor Relations                          149,829               -0-              -0-
         Administrative Expenses                                 461,797           153,103            1,865
         Consulting                                              749,334           148,116              -0-
         Advertising                                              72,906               -0-              -0-
         Write Off Impaired Asset (Note #3)                          -0-           607,844              -0-
         Litigation Settlement (Note #15)                         75,000               -0-              -0-
         Bandwidth Expenses                                      125,091               -0-              -0-
         Options Issued Expense (Note #5)                         68,625               -0-              -0-
                                                          ---------------  ----------------  ---------------
                  Total Expenses                               2,801,520         1,243,224           32,948
                                                          ---------------  ----------------  ---------------

         Income (Loss) from Operations                            20,079          (262,661)         (32,948)
                                                          ---------------  ----------------  ---------------
Other Income (Expenses)
         Interest (Expense)                                      (59,353)          (21,220)            (500)
         Interest Income                                           3,928               782            1,525
         Forgiveness of Debt                                         -0-             4,520              -0-
                                                          ---------------  ----------------  ---------------

                  Total Other Income (Expenses)                  (55,425)          (15,918)           1,025
                                                          ---------------  ----------------  ---------------




The accompanying notes are an integral part of these financial statements


                            Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                                Consolidated Statement of Operations -Continued-
                              For the Years Ended December 31, 1999, 1998 and 1997


                                                                        December          December         December
                                                                        31, 1999          31, 1998         31, 1997
                                                                  ---------------  ----------------  ---------------

                  Income (Loss) Before Taxes                             (35,346)        (278,579)         (31,923)

                  Provisions for Income Tax (Note #10)                   (11,571)              -0-              -0-
                                                                  ---------------  ----------------  ---------------

                  Net (Loss)                                      $      (46,917)  $     (278,579)   $     (31,923)
                                                                  ===============  ================  ===============

                  Basic Earnings (Loss) Per Share                 $          N/A   ($          .03)  $        (.04)

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

The accompanying notes are an integral part of these financial statements


          Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                        Statement of Stockholders' Equity
                For the Period July 10, 1997 to December 31, 1999

                                                                Common Stock       Paid In         Retained
                                                 Shares           Amount           Capital         Earnings
                                            --------------------------------------------------------------------

Balance, July 10, 1997                             -0-       $       -0-         $     -0-        $     -0-

09/11/97
Shares Issued to Incorporators
for Cash at $.002 Per Share
Retroactively Restated                         257,142              257               343

09/11/97
Shares Issued for Cash at $0.23
Per Share Retroactively Restated               621,429              621           134,379

12/31/97
Shares Issued for Cash at $9.33
Per Share Retroactively Restated                13,392               13           124,987

Cost of Shares Sold                                                               (22,826)

Net Loss for the Year Ended
December 31, 1997                                                                                  (31,923)
                                            ---------------------------------------------------------------
Balance, December 31, 1997                     891,963              891           236,883          (31,923)

02/27/98
Shares Issued for Cash at $9.33
Per Shares Retroactively Restated               40,821               41           380,959

02/27/98
Shares Issued to Directors at
$0.001 Per Share                                 5,694                6

02/27/98
Shares Issued Pursuant to
Agreement of Purchase & Sale
of Beverage Worldwide, Inc.                    589,287              589

03/11/98
Shares Issued to Directors at
$0.001 Per Share                                 4,287                4



   The accompanying notes are an integral part of these financial statements


          Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                  Statement of Stockholders' Equity -Continued-
                For the Period July 10, 1997 to December 31, 1999

                                                                           Common Stock           Paid In         Retained
                                                                Shares           Amount           Capital         Earnings
                                                       --------------------------------------------------------------------

03/26/98
Shares Issued for Cash at $9.33
Per Share Retroactively Restated                                14,142               14           131,986

04/06/98
Shares Issued to Incorporators of
Global Entertainment Holdings, Inc.
(Private Corporation) $0.0003 Per Share                      1,423,500            1,423              (949)

04/06/98
Shares Issued for Directors Fees at
$0.0003 Per Share Retroactively Restated                       105,674              106               (77)

06/25/98
Shares Issued for Cash at $0.22 Per
Share Retroactively Restated                                   720,000              720           159,280

06/30/98
Shares Issued to Acquire Interactive
Gaming & Wagering, Inc., NV, by
Global Entertainment Holdings/Equities,
Inc., (Private Corporation) at $0.029
Per Share                                                    5,134,500            5,135           143,752

08/13/98
Shares Canceled for Rescission of
Beverage Source Worldwide, Inc.                               (589,287)            (589)

08/27/98
Shares Issued for Programming Services
at $0.25 Per Share Retroactively Restated                      888,696              889           221,475

08/27/98
Shares Issued for Cash at $0.61 Per Share
Retroactively Restated                                         107,670              108            65,695

08/28/98
Shares Issued for Legal Services at $0.33
Per Share Subsequent to Reverse Merger
Takeover Retroactively Restated                                  8,160                8             2,715



    The accompanying notes are an integral part of these financial statements


                               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                                       Statement of Stockholders' Equity -Continued-
                                     For the Period July 10, 1997 to December 31, 1999

                                                                              Common Stock        Paid In         Retained
                                                                Shares           Amount           Capital         Earnings
                                                       --------------------------------------------------------------------
11/03/98
Shares Issued for Cash at $0.42 Per
Share Retroactively Restated                                    45,000               45            18,705

12/14/98
Shares Issued for Services at $0.33
Per Share Retroactively Restated                                15,000               15             4,940

12/30/98
Shares Issued for Cash at $1.67 Per
Share Retroactively Restated                                    51,000               51            84,949

Rounding Adjustment                                               (425)

Net Loss for the Year Ended
December 31, 1998                                                                                                 (278,579)
                                                       --------------------------------------------------------------------

Balance, December 31, 1998                                   9,455,682            9,456         1,450,313         (310,502)

01/18/99
Shares Returned & Canceled                                     (22,839)             (23)               23

03/05/99
Shares Issued for Consulting
Fees at $3.00 Per Share                                          9,000                9            26,991

04/19/99
Shares Issued for Cash at $2.25
Per Share                                                       30,000               30            67,470

04/19/99
Shares Issued for Cash at $2.50
Per Share                                                        9,000                9            22,491

04/19/99
Shares Issued for Cash at $4.66
Per Share                                                       13,497               13            62,972




    The accompanying notes are an integral part of these financial statements


                               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                                       Statement of Stockholders' Equity -Continued-
                                     For the Period July 10, 1997 to December 31, 1999

                                                                 Common Stock           Paid In         Retained
                                                      Shares           Amount           Capital         Earnings
                                              -------------------------------------------------------------------

04/20/99
Shares Returned by Terminated
Employee                                              (9,999)             (10)               10

05/10/99
Shares Issued for Cash at $2.66
Per Share                                             89,100               89           237,511

06/17/99
Shares Issued for Prepaid Public
Relations at $3.33 Per Share                          39,000               39           129,944

06/21/99
Shares Issued for Note Payable
Incentive at $0.375 Per Share                          6,000                6             2,244

06/25/99
Shares Issued for Consulting
Services at $3.33 Per Share                            3,000                3             9,997

08/19/99
Shares Issued for Furniture at $3.33
Per Share Retroactively Restated                         690                              2,300

08/19/99
Shares Issued for Legal Services at
$3.33 Per Share Services Retroactively
Restated                                               6,000                6            19,996

08/19/99
Shares Issued for Cash at $3.25
Per Share Retroactively Restated                      30,000               30            97,470

08/27/99
Shares Issued for Cash at $2.67
Per Share Retroactively Restated                      30,000               30            79,970

08/27/99
Shares Issued for Cash at $0.89 Per
Share Retroactively Restated                           9,000                9             7,991



    The accompanying notes are an integral part of these financial statements


                               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                                        Statement of Stockholders' Equity -Continued-
                                     For the Period July 10, 1997 to December 31, 1999

                                                                             Common Stock         Paid In         Retained
                                                                Shares           Amount           Capital         Earnings
                                                       --------------------------------------------------------------------

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

                                                               Common Stock           Paid In         Retained
                                                    Shares           Amount           Capital         Earnings
                                           --------------------------------------------------------------------
12/31/99
Issued Shares for Technology at
$0.66 Per Share                                     15,012               15             9,985

12/31/99
Issued Shares for Technology at
$0.75 Per Share                                     34,903               35            26,140

Shares Returned to Company
and Canceled                                        (7,613)              (7)                7

Rounding Adjustment                                    (80)

Paid In Capital - Options                                                              68,625

Contributed Capital                                                                    75,039

Net Profit for Year Ended
December 31, 1999                                                                                      (46,917)
                                           --------------------------------------------------------------------
Balance, December 31, 1999                       9,940,353   $        9,940   $     2,869,688     $   (357,419)
                                           ====================================================================


    The accompanying notes are an integral part of these financial statements


                               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                            Statements of Cash Flows
                                   For the Years Ended December 31, 1999, 1998 and 1997

                                                                               December          December         December
                                                                               31, 1999          31, 1998         31, 1997
                                                                         ---------------  ----------------  ---------------

Cash Flows from Operating Activities
   Net (Loss)                                                                  $(46,917)        $(278,579)       $(31,923)
   Adjustment to Reconcile Net Income (Loss) to
     Net Cash Provided by Operating Activities;
       Amortization                                                             191,696           110,592              -0-
       Depreciation                                                             233,857            35,299              -0-
       Write off of Impaired Asset                                                  -0-           607,844              -0-
       Forgiveness of Debt                                                          -0-            (4,520)             -0-
       Non Cash Expenses                                                        131,654             8,194              -0-
       Rounding                                                                     -0-                (2)  (            1)
       Provisions for Bad Debt                                                   71,800               -0-              -0-
       Write Off Uncollectible Fees Receivable                                  180,030               -0-              -0-
       Options Issued Expense                                                    68,625               -0-              -0-
   Change in Operating Assets & Liabilities;
     (Increase) Decrease in Fees Receivable                                    (548,977)         (962,249)             -0-
     (Increase) Decrease in Prepaid Expenses                                    (64,457)           (3,448)             -0-
     (Increase) Decrease in Security Deposits                                    (3,594)          (13,626)             -0-
     (Increase) Decrease in Interest Receivable                                  (2,632)              -0-              -0-
     (Increase) Decrease in Employee Receivable                                 (51,312)              -0-              -0-
     Increase in Accounts Payable                                               280,177            23,844              -0-
     Increase in Accrued Expenses                                                13,471               -0-              -0-
     Increase in Taxes Payable                                                   11,571               -0-              -0-
     (Decrease) Increase in Accrued Interest                                     27,605            12,565              -0-
     (Decrease) Increase in Accrued Wages                                        32,130            17,800              -0-
     Increase in Loan Receivable                                                    -0-               -0-        (125,000)
     Increase in Customer Deposits                                               35,880               -0-              -0-
                                                                         ---------------  ----------------  ---------------
         Net Cash Provided (Used) in Operating Activities                       560,607          (446,286)       (156,924)

Cash Flows from Investing Activities
   Purchase of Websites (Note #9)                                              (402,813)              -0-              -0-
   Purchase of Software Design & Development                                    (27,957)          (70,956)             -0-
   Purchase of Automobile                                                       (70,949)              -0-              -0-
   Purchase of Package Software                                                (110,151)           (7,289)             -0-
   Purchase of Office Improvements                                              (23,931)           (1,970)             -0-
   Purchase of Computer Equipment                                              (725,035)          (67,173)             -0-
   Purchase of Furniture & Fixtures                                            (131,780)          (21,790)             -0-
   Loan to BSW                                                                      -0-          (456,844)       (201,000)
   Cash from Interactive Gaming & Wagering, Inc.,
     NV, Purchase Acquisition by Stock Issued                                       -0-            99,675              -0-
                                                                         ---------------  ----------------  ---------------
         Net Cash (Used) in Investing Activities                             (1,492,616)         (526,347)       (201,000)

    The accompanying notes are an integral part of these financial statements


                               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                                           Statements of Cash Flows -Continued-
                                   For the Years Ended December 31, 1999, 1998 and 1997

                                                                                December         December         December
                                                                               31, 1999          31, 1998         31, 1997
                                                                         ---------------  ----------------  ---------------
Cash Flows from Financing Activities
   Increase in Capital Lease Liabilities                                         66,414            19,608              -0-
   Payments on Capital Lease Liabilities                                 (       12,760)  (         6,582)             -0-
   Increase in Notes Payable                                                    525,000           110,000          240,000
   Payment on Notes Payable                                              (      175,000)              -0-              -0-
   Sale of Common Stock                                                         595,335           842,553          247,400
   Contributed Capital                                                           46,782               -0-              -0-
                                                                         ---------------  ----------------  ---------------

         Net Cash Provided by Financing Activities                            1,045,771           965,579          487,400
                                                                         ---------------  ----------------  ---------------

         Increase (Decrease) in Cash & Cash
         Equivalents                                                            113,762   (         7,054)         129,476

         Cash & Cash Equivalents at Beginning
         of Period                                                              122,422           129,476              -0-
                                                                         ---------------  ----------------  ---------------

         Cash & Cash Equivalents at End of Period                        $      236,184   $       122,422   $      129,476
                                                                         ===============  ================  ===============

Disclosures from Operating Activities
   Interest Expense                                                      $       59,353   $        21,220   $          500
   Taxes                                                                            -0-               -0-              -0-

Significant Non Cash Transactions
   Issued 5,134,500 Shares to Acquire
     Interactive Gaming & Wagering, Inc., NV.                            $          -0-   $       148,887              -0-
   Issued 1,423,500 Shares to Incorporators                                         -0-               474              -0-
   Issued 8,160 Shares for Legal Services                                           -0-             2,720              -0-
   Issued 888,696 Shares for Programing Services                                    -0-           222,174              -0-
   Issued 15,000 Shares for Services                                                -0-             5,000              -0-
   Issued 39,000 Shares for Prepaid Public Relations                            130,000               -0-              -0-
   Issued 6,000 Shares for Interest Expense                                       2,250               -0-              -0-
   Issued 9,000 Shares for Consulting Services                                   27,000               -0-              -0-
   Issued 3,000 Shares for Consulting Services                                   10,000               -0-              -0-
   Issued 690 Shares for Furniture                                                2,300               -0-              -0-
   Issued 6,000 Shares for Legal Services                                        20,000               -0-              -0-
   Issued 1,000 Shares for Legal Services                                         4,000               -0-              -0-
   Issued 1,500 Shares for Technology                                             6,000               -0-              -0-
   Issued 163,500 Shares for Acquisition of
     Prevail OnLine, Inc.                                                       400,000               -0-              -0-
   Issued 500 Shares for Consulting Services                                      1,905               -0-              -0-



    The accompanying notes are an integral part of these financial statements


                               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                                         Statements of Cash Flows -Continued-
                                   For the Years Ended December 31, 1999, 1998 and 1997

                                                                                December         December         December
                                                                               31, 1999          31, 1998         31, 1997
                                                                         ---------------  ----------------  ---------------

Significant Non Cash Transactions -Continued-
   Issued 700 Shares for Accounting Services                                      2,000               -0-              -0-
   Issued 9,000 Shares for Accrued Interest Payable                              21,320               -0-              -0-
   Issued 500 Shares for Miscellaneous Services                                   1,625               -0-              -0-
   Issued 16,300 Shares for Employee Bonuses                                     16,300               -0-              -0-
   Issued 15,012 Shares for Technology                                           10,000               -0-              -0-
   Issued 34,903 Shares for Technology                                           26,175               -0-              -0-





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

H. Foreign Currency: All cash transactions in the Netherlands Antilles are conducted from the Antilles Banking Corporation in United States dollars.

          Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                    Notes to Financial Statements -Continued-

NOTE #2 - Significant Accounting Policies -Continued-

I. Stock Options are valued at the difference in the market price of the shares on the day of the grant and the present value of the shares at a risk free discounted rate for the option period. When restricted shares are to be acquired by exercise of the options the Company may apply a marketability discount to the deemed value of the options.
J. Websites; Internal and external costs incurred to develop websites are capitalized. Costs are capitalized when its probable that the website will be completed and will be used to perform the function intended. When it is probable that upgrades and enhancements will result in additional functionality such costs are capitalized. Websites will be considered to be impaired that it no longer provides substantial service potential, or significant changes occur in the extent or manner in which the website is used. Impairment write off will be recognized in the period when impairment is deemed by management to have occurred.

NOTE #3 - Acquisition and Rescission of Beverage Source Worldwide, Inc.
-----------------------------------------------------------------------

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

The rescission action taken with the filing of the complaint on May 5, 1998, and the cessation of business activities by Beverage Source Worldwide, Inc., the Company believes its control of Beverage Source Worldwide, Inc., was temporary and that the cessation of business activities by the Officers of Beverage Sources Worldwide, Inc., cast significant doubt on the Company, as the parent company, to control the subsidiary.

          Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                    Notes to Financial Statements -Continued-

NOTE #3 - Acquisition and Rescission of Beverage Source Worldwide, Inc. -Continued-


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

          Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                    Notes to Financial Statements -Continued-

NOTE #5 - Stockholders' Equity -Continued-

Stock Options;
The Company will issue to the Managing Director of Interactive Gaming & Wagering, NV, Stock Purchase Options, to be assigned at his discretion, which vest according to the following: At year end 1998, if Interactive Gaming and Wagering, Inc., had net earnings of $207,000, a three (3) year option to purchase 225,000 shares of the Company's $.001 non-assessable, par value common stock at a price not less than $1.50 per share. At year end 1999, if Interactive Gaming and Wagering, Inc., has net earnings of $5,666,000, a three (3) year option to purchase 1,800,000 shares of the Company's $.001 non-assessable, par value common stock at a price not less than $1.50 per share. At year end 2000, if Interactive Gaming and Wagering, Inc., has net earnings of $14,959,000, a three (3) year option to purchase 2,475,000 shares of the Company's $.001 non-assessable, par value common stock at a price not less than $1.50 per share. The Company agreed to grant to the President of Interactive Gaming and Wagering, NV, (IGW) options for 225,000 post split shares of its common stock if net income of $207,000 was attained. IGW attained that net income for 1998. Pursuant to a Board of Directors Resolution dated April 24, 2000 effective December 31, 1999, 225,000 options were issued. The term net earnings is presented in the financial statements as net income.

The Company recognized cost of options issued of $22,027 as expense in 1999 with an offset increase to paid in capital of $22,027. The value of the option was derived by taking the market price of the shares at December 31, 1999 which was $1.00, applying a discount rate of 5.5%. The present value of the shares is $.8516 (1.00 / 1.0553 = .8516). The deemed value of the options is the current market price minus the present value ($1.00 - .8516 = $.1484). Because shares to be received will be restricted shares, the option cost has been discounted by 34% to $0.0979 per option. If options are not exercised by December 31, 2001 no adjustment to future earnings would be made and paid in capital will remain as presented immediately following the grant of the options.

At December 31, 1999, the Company granted 475,500 options to purchase 422,000 shares of common stock at $1.25, 5,300 shares of common stock at $1.50 and 48,200 shares of common stock at $1.67. All of the options expire December 31, 2002. The Company booked as an expense for the options $46,598. The cost was computed using the following methodology. A discount rate of .055% was used to compute the present value of the shares to be acquired no later than December 31, 2002. Using the discount rate and the market price of $1.00 per shares the present value of the shares was $.902. The value of the options is therefore $.098.

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

          Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                    Notes to Financial Statements -Continued-

NOTE #5 - Stockholders' Equity -Continued-

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

NOTE #6 - Property, Equipment and Depreciation

The Company capitalized the purchase of equipment for purchase in excess of $300 per item. Capitalized amounts are depreciated over the estimated useful life of the asset using the straight line method of depreciation. At December 31, 1999 and 1998, the Company had property and equipment as follows:


                                                                                Depreciation                  Accumulated
                                                                                Expenses                      Depreciation
                                                                -----------------------------------------------------------
Assets                        1999 Cost     1998 Cost    Life           1999            1998           1999           1998
---------------------------------------------------------------------------------------------------------------------------

Office Improvements        $     25,901   $      1,970    3-5   $      4,205    $        -0-   $      4,205   $        -0-
Computer Equipment              801,234         67,173    2-3        183,906          26,509        210,415         26,509
Furniture & Fixtures            155,870         21,790      3         28,222           6,360         34,582          6,360
Packages Software               117,440          7,289      3          6,059           2,430          8,489          2,430
Automobiles                      70,949            -0-      4         11,465             -0-         11,465            -0-
                           ------------------------------------------------------------------------------------------------
         Totals            $  1,171,394   $     98,222          $    233,857    $     35,299   $    269,156   $     35,299
                           ================================================================================================
Software Design for
  Licensing                $    355,347   $    327,390      3   $    126,780    $    110,592   $    237,372   $    110,592
Websites                        802,813            -0-      3         64,916             -0-         64,916            -0-

          Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                    Notes to Financial Statements -Continued-

NOTE #7 - Notes Payable

The Company has the following notes payable obligations.
                                                                   1999           1998           1997
                                                              -------------  -------------  -------------
Note Payable to an Individual, Interest at 10%,
  Due Date March 31, 2001                                     $    100,000   $   100,000    $        -0-
Note #1 to an Officer at 8% Interest, Due on Demand                 20,000         20,000            -0-
Note #2 to an Officer at 8% Interest, Due on Demand                 20,000         20,000            -0-
Note #3 to a Related Party at 8% Interest, Due on Demand            75,000         75,000        115,000
Note #4 to a Related Party 0% Interest                                 -0-            -0-        135,000
Note #5 to a Related Party 10% Interest, Due March 31, 2001        225,000            -0-            -0-
Note #6 to a Unrelated Party, No Interest, Due June 2000           125,000            -0-            -0-
                                                              -------------  -------------  -------------
         Total Notes Payable                                  $    565,000   $    215,000   $    250,000
         Less Current Portion                                 (    240,000)  (    165,000)  (    250,000)
                                                              -------------  -------------  -------------
              Net Long Term Debt                              $    325,000   $     50,000   $        -0-
                                                              =============  =============  =============

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

The Company has lease assets as follows;
        Asset                                           Cost          Balance
        ----------------------------------------------------------------------
        Pentium Computer                     $        14,348   $        6,000
        Dell Computer                                  5,260            3,717
        Automobile                                    43,949           41,117
        Dell Computer                                 21,085           15,846
                                             ---------------------------------
                 Total                       $        84,642   $       66,680
                                             =================================
                 Current Portion                               $       31,285
                 Long Term Portion                                     35,395

Following are maturities of long term debt for each of the next five years.

       Year                                    Note Payable    Capital Lease
       ----------------------------------------------------------------------
       2000                                 $       240,000   $       31,285
       2001                                         325,000           17,556
       2002                                             -0-           13,454
       2003                                             -0-            4,385
                                            ---------------------------------
                Total                       $       565,000   $       66,680
                                            =================================

          Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                    Notes to Financial Statements -Continued-

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

On February 27, 1998, IBC issued 589,287 shares to the shareholders of BSW. In March 1998, IBC suspended financing for BSW and the Board of Directors authorized a Rescission of the Agreement of Purchase and Sale. On August 13, 1998, IBC believes it only had temporary control of BSW and in accordance with FASB 94, P. 13, has not presented consolidated financial statements to include BSW.

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

Pursuant to a Merger Agreement dated August 27, 1998, Global Entertainment Holdings/Equities, Inc., the Legal Acquiree and a privately owned corporation, agreed to exchange one share of its issued and outstanding stock for 1.5 of International Beverage Corporation, (IBC), a publically held corporation. From April 6, 1998 to August 27, 1998, Global Entertainment Holdings/ Equities, Inc., had issued 5,586,688 shares (retroactively restated) under the terms of the Merger Agreement these shares become 8,380,040 retroactively restated shares. The exchange of the shares gave the shareholders of Global Entertainment Holdings/Equities, Inc., control of IBC, the Legal Acquirer. For statement presentation Global Entertainment Holdings/Equities, Inc., has been considered to be the accounting acquirer. On September 30, 1998, IBC changed its name to Global Entertainment Holdings/Equities, Inc.

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

ABP, No., 16, P. 70, states that, "Presumptive evidence of the acquiring corporation in combinations effected by an exchange of stock is obtained by identifying the former common stockholder interest of a combined company which either retains or receives the larger portion of the voting rights of the combined corporation.

          Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                    Notes to Financial Statements -Continued-

NOTE #8 - Acquisition of Global Entertainment Holdings/Equities, Inc.-Continued-

That corporation should be treated as the acquirer unless other evidence clearly indicates that another corporation is the acquirer."

Staff Accounting Bulletin Topic 2A, affirms the above principle and gives guidelines that the post reverse- acquisition comparative historical financial statements furnished for the Legal Acquirer should be those of the Legal Acquiree. Accordingly, the financial statements herewith are those of Global Entertainment Holdings/Equities, Inc.

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

          Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                    Notes to Financial Statements -Continued-

NOTE #10 - Income Taxes

The Company has incurred losses that can be carried forward to offset future earnings if all provisions of the Internal Revenue Code are met. These losses are as follows:
                                                         Expiration
       Year of Loss                       Amount               Date
       -------------------------------------------------------------
       1997                    $          31,923               2017
       1998                              824,270               2018
       1999                              765,016               2019

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


                                                                           12-31-99         12-31-98
                                                                    ----------------  ---------------
Deferred Tax Asset Balance Beginning of Period                      $           -0-   $          -0-
Net Operating Loss Carryforwards                                            540,357          296,473
                                                                    ----------------  ---------------
                                                                            540,357          296,473
Valuation Allowance                                                 (       540,357)  (      296,473)
                                                                    ----------------  ---------------
  Net Deferred Tax Asset                                            $           -0-   $          -0-
                                                                    ================  ===============
  Deferred Tax Liability                                            $           -0-   $          -0-
                                                                    ================  ===============

                                                                                         Netherlands
                                                            Total               USA         Antilles
                                                   ---------------  ----------------  ---------------
         Net Income (Loss)                         ($      46,917)  ($      765,016)  $      718,099
         Add Non Deductible Permanent Adjustments           4,352             4,352              -0-
                                                   ---------------  ----------------  ---------------

         Net Operating Loss Carryforwards          (      856,193)  (       856,193)             -0-
                                                   ---------------  ----------------  ---------------
         Adjusted Taxable Income                   ($     898,758)  ($    1,616,857)  ($     718,099)
                                                   ===============  ================  ===============
         Current Income Taxes Payable              $       11,571   $           -0-   $       11,571



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

          Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                    Notes to Financial Statements -Continued-

NOTE #11 - Operating Lease Obligations

The Company leases office facilities in Omaha, Nebraska. The lease commenced February 1, 1999 and terminates January 31, 2004. Lease obligations for the term of the lease are as follows;

                                           Year                       Amount
                                           ----------------------------------
                                           2000                       15,850
                                           2001                       16,150
                                           2002                       16,450
                                           2003                       16,750
                                           2004                        1,400
                                                             ----------------
                                             Total           $        66,600
                                                             ================

The subsidiary leases office facilities in Curacao, Netherlands Antilles. The lease commences January 1, 1999 and terminates December 31, 2002. Lease obligations for the term of the lease are as follows:

                                           Year                       Amount
                                           ----------------------------------
                                           2000                      124,760
                                           2001                      124,760
                                           2002                       69,698
                                                             ----------------
                                             Total           $       319,218
                                                             ================
NOTE #12 - Accounts Receivable

The Company has the following accounts receivable as follows;

                                                               Software
                                                              Maintenance          License       Bandwidth &
Current                      Total            Royalties          Fees               Fees         Advertising
----------------------------------------------------------------------------------------------------------
Current              $      585,245   $       430,970   $       26,600   $           -0-   $      127,675
0-30 Days                   196,991           194,491            2,500               -0-              -0-
31-60 Days                  288,031           288,031              -0-               -0-              -0-
61-90 Days                  172,446           172,446              -0-               -0-              -0-
91-120 Days                     -0-               -0-              -0-               -0-              -0-
121-150 Days                144,993            69,993              -0-            75,000              -0-
151-180 Days                 80,714            80,714              -0-               -0-              -0-
181-210 Days                 88,979            88,979              -0-               -0-              -0-
211-240 Days                 25,627            25,627              -0-               -0-              -0-
                     -------------------------------------------------------------------------------------
           Total     $    1,583,026   $     1,351,251   $       29,100   $        75,000   $      127,675
                     =====================================================================================

The Company has provided a provision of $71,800.

          Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                    Notes to Financial Statements -Continued-

NOTE #13 - Commitments and Contingencies

Effective October 20, 1999 and expiring on October 20, 2000, IGW signed an agreement with Antelcom, N.V., for a 2 Mb digital offshore leased line connection, between Curacao and Canada Teleglobe. The contract is written for payment in U.S. dollars at $35,500 per month. The contract is payable as follows;

                    Payments in 1999                     $       82,833
                    Payments in 2000                            343,167
                                                         ---------------
                             Total Contract              $      426,000
                                                         ===============

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

          Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                    Notes to Financial Statements -Continued-

NOTE #15 - Litigation -Continued-

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

          Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                    Notes to Financial Statements -Continued-

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


                                                                 Prevail           Global       Netherlands
                                                                   USA              USA          Antilles            Total
---------------------------------------------------------------------------------------------------------------------------
License Fees                                1999       $           -0-   $          -0-   $       445,000   $      445,000
                                            1998                   -0-              -0-           150,000          150,000
                                            1997                   -0-              -0-               -0-              -0-
Royalty Fees                                1999                   -0-              -0-         1,983,773        1,983,773
                                            1998                   -0-              -0-           812,018          812,018
                                            1997                   -0-              -0-               -0-              -0-
Hosting Income                              1999                   -0-              -0-           159,090          159,090
                                            1998                   -0-              -0-            18,545           18,545
                                            1997                   -0-              -0-               -0-              -0-
Advertising Income                          1999               233,736              -0-               -0-          233,736
Operating Expenses                          1999               196,322          695,094         1,910,102        2,801,520
                                            1998                   -0-          842,083           401,141        1,243,224
                                            1997                   -0-           32,948               -0-           32,948
Other Income (Expenses)                     1999                   107   (       59,353)            3,821   (       55,425)
                                            1998                   -0-   (       15,918)              -0-   (       15,918)
                                            1997                   -0-            1,025               -0-            1,025
Provisions for Taxes                        1999                   -0-              -0-            11,571           11,571
                                            1998                   -0-              -0-               -0-              -0-
                                            1997                   -0-              -0-               -0-              -0-
Net Income (Loss)                           1999                37,521   (      856,352)          786,908   (       31,923)
                                            1998                   -0-   (      840,057)          561,477   (       46,917)
                                            1997                   -0-   (       31,923)              -0-   (       31,923)
Cash                                        1999                19,625            2,921           213,638          236,184
                                            1998                   -0-           80,444            41,978          122,422
                                            1997                   -0-          129,476               -0-          129,476
Accounts Receivable                         1999       $         7,200   $          -0-   $     1,504,026   $    1,511,226
                                            1998                   -0-              -0-           962,249          962,259
                                            1997                   -0-              -0-               -0-              -0-
Property of Equipment (Net)                 1999               579,893           66,300           993,942        1,640,135
                                            1998                   -0-            1,099            61,824           62,923
Other Assets                                1999                   -0-              -0-           135,195          135,195
                                            1998                   -0-           50,000           230,424          280,424
                                            1997                   -0-          201,375               -0-          201,375

          Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                    Notes to Financial Statements -Continued-

NOTE #18 - Restatement

Subsequent to the issuance of the Company's 1999 financial statements, management determined that it should restate its 1999 financial statements and related disclosures to reflect options issued pursuant to commitments made to the managing directors of IGW for net income achievements in 1998.

A summary of the significant effects of the restatement is as follows;

                                               As Previously          As
                                                  Reported         Restated
                                             ----------------   ---------------
         Options Expense                              31,858           53,885
         Income (Loss) from Operations               (10,150)         (32,177)
         Paid In Capital                           2,832,921        2,854,948

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There were no changes in or disagreements with Global's accountants in the fiscal year end 1999.

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS

Name                                Age             Position
----                                ---             --------
Bryan Abboud(1)                     29              Director, Chairman/Treasurer
David S. Wintroub                   33              Director, President/CEO
Donald J. Lisa                      65              Director
Thomas Hawkins                      48              Secretary
R. Scott Van Kirk                   38              Director

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

Bryan Abboud: Mr. Bryan Abboud is a co-founder and has been a Director and Chairman of the Board of Directors of the Company since September of 1998, and is the founder of Interactive Gaming & Wagering, N.V. (IGW), a wholly owned subsidiary of Global Entertainment Holdings/Equities, Inc. Mr. Abboud also is a co-founder and current board member of the Interactive Gaming Council, the online gaming industry's premier trade association. Mr. Abboud, since 1995, has assembled personnel, arranged financing, and led the company into the Internet Gaming Software Industry. Prior to founding IGW, Mr. Abboud was a Senior Vice President and a Director of Multi- Vision electronics, a start-up company in the high-tech consumer electronics industry. Mr. Abboud increased company sales 200%, represented his company at trade shows, created strategies and managed all persons in sales, public relations and graphic design. Mr. Abboud also served as Vice President of Marketing and co-founder of Vista International, Inc. where he was responsible for all U.S. sales, advertising and promotions. Mr. Abboud successfully created and implemented marketing and public relation strategies for Vista International, Inc., focusing on both the consumer and the industry. Mr. Abboud earned a Masters in International Management at the American Graduate School of International Management (Thunderbird). He also received a Bachelor of Science Degree in Commerce accelerating in Marketing, at Santa Clara University. Mr. Abboud also attended Sup de Co in Rouen, France.

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

Donald J. Lisa. Mr. Lisa was appointed as a Director of the Company in August 2000. Since 1987, Mr. Lisa has continued his own intellectual property law firm and his own mergers and acquisitions consulting business, Lisa & Company, both of which businesses has been diligently pursued for the last 13 years. From 1974 through 1987, Mr. Lisa worked for Motorola, Inc in Schaumburg, Illinois, where he held positions of Division Patent Counsel to the Automotive Products Division, Executive Director Technology Asset Management, Vice President Patent Department and Corporate Staff General Patent Counsel, Vice President and Proprietary Rights Litigation Counsel, and finally, Vice President and Director of Acquisitions where he was responsible for all acquisitions, joint ventures, and divestiture activities, and for coordination of appropriate corporate support functions and sector/group representation in such activities, including accounting, international and domestic finance, human resources, and law. From 1965- 1974, Mr. Lisa rose to become a general partner in the New York City based patent law firm of Kenyon & Kenyon. Mr. Lisa received his Masters of Business Administration Degree from the University of Chicago Graduate School of Business in 1987, his Juris Doctor Degree from Harvard Law School in 1965, and his Bachelor Of Science in Engineering Degree from the U.S. Naval Academy in 1957. Mr. Lisa was a U.S. Naval Officer between 1957 -1962 serving as an all-weather jet fighter pilot rising to the rank of Lieutenant and accumulating 1200 hours of first pilot time in high performance military jet aircraft with 350 total carrier landings (150 at night) aboard the USS Forrestal and USS Independence.

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

ITEM 10.          EXECUTIVE COMPENSATION

                                                     Long Term Compensation
      Annual Compensation                                      Awards               Payouts    All Other Comp.
      (a)                 (b)          (c)         (d)     (e)      (f)           (g)           (h)          (i)


Name and                               Other                      Restricted   Securities                    All
Principal                              Annual                       Stock      Underlying       LTIP        Other
Position                  Yr.          Salary     Bonus   Comp.     Award      Options/SARs    Payouts   Compensation
Steve Abboud(1)          1999         $48,000                       1,000
Director/Consultant

Bryan Abboud(2)          1999         $58,338                       1,000        176,000
Director/Treasurer

R Scott Van Kirk(3)      1999         $64,641                       1,000         84,000
Director/

Thomas Hawkins(4)        1999         $11,200                       3,000
Corporate Secretary


--------------------------------------------------------------------------------
(1) On December 31, 1999 Mr. Steve Abboud received 1,000 shares of the Company's restricted common stock at a market value of $1,000.00.

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

ITEM 11.          SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

The following table sets forth information as of September 1, 2000, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:

Name of Beneficial Owner             Shares owned Beneficially(1)      % Owned
------------------------                    ---------------------      -------
Steven Abboud(4)(5)(6)                      2,216,855                   21.4%
Joann Abboud(4)                               569,760                    5.5%
Masadi Financial(5)                           582,900                    5.6%
Shining Star(3)                               922,358                   15.7%

Name of Officers & Directors        Shares owned Beneficially(1)       % Owned
----------------------------        ----------------------------       -------
Bryan Abboud(2)(4)                          2,781,700                   26.9%
Scott Van Kirk                                 80,134                      *
David Wintroub                                  5,000                      *
Donald J. Lisa                                103,000                      *
Thomas Hawkins                                  3,000                      *

Officers & Directors as a group             2,972,834                   28.7%

* Less than 1%

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

Note (2) No officer, director or security holder listed above owns any warrants, options or rights, with the exception of Mr. Bryan Abboud, who has options to purchase an additional 78,939 shares of the Company's common stock. (See "Certain Relationships and Related Transactions.")

Note (3) Mr. Steven Abboud is a principal beneficial owner of 88% of the voting stock of Shining Star and Mr. Bryan Abboud is a principal beneficial owner of 12% of the voting stock of Shining Star.

Note (4) Bryan Abboud and Steven Abboud are brothers and Joann Abboud is the mother of Bryan and Steven Abboud.

Note (5) Mr. Gene Abboud is the principal and beneficial owner of 50% of the voting stock of Masadi Financial and is a second cousin of Bryan and Steven Abboud. Mr. Steven Abboud is the beneficial owner of the remaining 50% of Masadi Financial.

Note (6) Includes 1,507,259 shares beneficially owned by Mr. Steven Abboud as result of his ownership of less than 100% of Masadi Financial and Shining Star. Mr. Abboud disclaims beneficial ownership of these shares.

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

On July 21, 1998, Mr. James Zilligen, by virtue of a Subscription Lending Agreement with a Stock Option "Kicker", loaned the Company $100,000. In the 13th through the 23rd month of the loan, the Company is to make principle and interest payments with a balloon due in July of 2000. As further inducement to make the loan, Mr. Zilligen received an option to purchase 45,000 (post-split) unregistered shares of the Company's restricted $.001 par value common stock at a strike price of $1.25 per share. On October 20, 1998, the market price for the Company's common stock was approximately $8.00 per share and Mr. Zilligen exercised his option by paying to the Company, $18,750. On March 22, 2000, Mr. Zilligen agreed, by virtue of a Letter of Understanding, to a 12 month extension for payment due on the $100,000 Note with the condition that GAMM is to begin interest payments at the end of each month with the first payment beginning on April 30, 2000 based on the principal plus accrued interest on the Note through March 31, 2000.

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

The above transactions with related parties were made on no less favorable terms as would have been made with independent third parties. The Company pursued third party funding, however, as a start-up company, it was unsuccessful in obtaining the necessary funding. Consequently, the Company pursued other opportunities for additional funding, but was unsuccessful in its efforts. As a start-up operation, funding outside of the related party transactions listed were non-existent.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

The following list describes the exhibits filed as part of this Form 10-KSB:

Exhibit No.   Description of Document

2.0           Merger Agreement IBC-Global Entertainment Holdings/Equities,
              Inc.*
2.1           Agreement of Purchase Global Entertainment Holdings/Equities,
              Inc.-IGW*
2.2 Agreement Global Entertainment Holdings/Equities, Inc. and Prevail Online, Inc.*
3.0           Masadi Resources, Inc. Articles*
3.1           Amendment name change Masadi Resources, Inc. to IBC*
3.2           Transfer Masadi Resources, Inc. name and tradename to IBC*
3.3           Amendment name change IBC to Global*
3.4           Masadi Resources, Inc. Bylaws*
4.0           Specimen form of Stock Certificate*
10.0          Promissory Note Steven Abboud--$20,000*
10.1          Promissory Note Bryan Abboud--$20,000*
10.2          Promissory Note Joann Abboud--$75,000*
10.3          Promissory Note Joann Abboud--$225,000*
10.4          Subscription Agreement James Zilligen*
10.5          Promissory Note James Zilligen--$100,000*
10.6          Global Entertainment Holdings/Equities, Inc. Lease*
21.0          List of Subsidiaries*
27.0          Financial Data Schedule*
------------------------ -------------------------------------------------------

*Exhibits have been previously reported on Form 10-SB.

(b) Form 8-K. The Company filed a Form 8-K as of January 7, 2000, in relation to the Company's litigation with Beverage Source Worldwide, Inc. ("BSW") and Mark
A. Darnell. This litigation has since been fully settled and is discussed more fully in Item 3 above.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    Global Entertainment Holdings/Equities, Inc.



                                    /s/Thomas Hawkins
                                    -----------------------------------
                                    Thomas Hawkins/Corporate Secretary

                                    Date: October 11, 2000

                                INDEX TO EXHIBITS




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

------------------------ -------------------------------------------------------


*Exhibits have been previously reported on Form 10-SB.