Form 10KSB/A
period 1999-12-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2000-11-02
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                                  Amendment 4

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

                                   FORM 10-KSB
                                TABLE OF CONTENTS


ITEM 1.           DESCRIPTION OF BUSINESS......................................1
                           1:1 Company Description.............................1
                           1:2 Products and Services...........................3
                           1:3 Growth Strategy.................................4
                           1:4 Technology......................................5
ITEM 2.           DESCRIPTION OF PROPERTY......................................6
ITEM 3.           LEGAL PROCEEDINGS............................................6
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........7
ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS......................................................7
ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                   ............................................................9
                           6:1 Results of Operations..........................10
                           6:2 Liquidity and Capital Resources................13
                           6:3 Impact of Inflation............................14
                           6:4 Contingencies..................................14
                           6:5 Year 2000 Risks................................14
                           6:6 Year End 2000 Projections......................16
ITEM 7.           FINANCIAL STATEMENTS........................................16
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...............18
ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS............................18
ITEM 10.          EXECUTIVE COMPENSATION......................................21
ITEM 11.          SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
                  HOLDERS ....................................................22
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............23
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K............................24

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

`.           FINANCIAL STATEMENTS

The following information is being provided supplementally to the the Company's audited financial statements found herein on page F-1 and should be read in conjunction with such statements.

1. The Company agreed to grant options to purchase 225,000 shares of the Company=s common stock to employees of one of the Company=s subsidiaries, Interactive Gaming & Wagering, NV (AIGW@), if IGW attained net income, or net earnings, of $207,000 for the year ended December 31, 1998. IGW realized net income in excess of $207,000 for this fiscal year. In accordance with this performance bonus, on April 24, 2000, pursuant to the instructions of IGW's managing director, the Company granted options to purchase 225,000 shares of common stock to certain IGW employees, of which 18,675 possess an exercise price of $1.67, with the remaining 206,325 are exercisable at $0.50 per share. All options must be exercised with three
     (3) years of the date of the April 24, 2000 grant.

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

                     [LETTERHEAD OF SCHVANVELDT & COMPANY]

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

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There were no changes in or disagreements with Global's accountants in the fiscal year end 1999.

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS

Name                                Age             Position
----                                ---             --------
Bryan Abboud(1)                     29              Director, Chairman/Treasurer
David S. Wintroub                   33              Director, President/CEO
Donald J. Lisa                      65              Director
Thomas Hawkins                      48              Secretary
R. Scott Van Kirk                   38              Director
Steven Abboud                       35              Former Director & President

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

Steven Abboud. Mr. Steven Abboud, is a co-founder of Global Entertainment Holdings/Equities, Inc., and from June, of 1998, the time of the Company's inception, to January of 2000, Mr. Abboud had been a Director and President of the Company. In January of 2000, Mr. Abboud resigned as President of the Company, and he resigned as a director in August 2000. His expertise in investment banking, has brought the Company from a position of insolvency in June of 1998 to a current equity value of approximately $2.0 million and a market capitalization of $30 million. Mr. Abboud has been instrumental in providing equity and debt financing, audit coordination and cost accounting to Interactive Gaming & Wagering (IGW), a wholly owned subsidiary of the Company. In 1989, Mr. Abboud founded Shining Star Investments, Inc. and to the present time, Mr. Abboud holds the positions of President and Director. Mr. Abboud was responsible for numerous venture capital fund raising activities, mergers and acquisitions, and various other investment banking services. Mr. Abboud from 1990 to 1994 was the co-founder and managed Vista International, a consumer electronics import/export mail order distribution center. Mr. Abboud serves as a financial consultant to Masadi Financial Services, Inc., Camelot Investments, Inc., and Shining Star Investments, Inc. Mr. Abboud received his Bachelor of Science in Finance from Arizona State University in May 1993.


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

                                    Date: November 1, 2000

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