Form 10QSB
period 2000-09-30
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2000-11-14
CIK 1096050

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2000, there were 10,326,540 outstanding shares of the issuer's common stock, par value $0.001.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION........................................................................1

         ITEM 1.  Financial Statements............................................................... 1

         ITEM 2.  Management's Discussion and Analysis or Plan of Operation...........................2


PART II - OTHER INFORMATION...........................................................................4

         ITEM 1.  Legal Proceedings...................................................................4

         ITEM 5.  Other Information...................................................................5

         ITEM 6.  Exhibits and Reports on Form 8-K....................................................5


INDEX TO EXHIBITS.....................................................................................7

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

As used herein, the term "Company" refers to Global Entertainment Holdings/Equities, Inc., and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2000 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.

The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10K-SB for the year ended December 31, 1999.

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Information-General

This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's projections, and the internet gaming industry. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof the Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

Results of Operations

The Company generates operating revenues exclusively from its wholly owned subsidiaries, Interactive Gaming and Wagering, NV ("IGW") and Prevail Online ("Prevail"). IGW and Prevail currently generate revenues from three (3) primary sources: (i) licensing fees, (ii) monthly website hosting and maintenance fees, and (iii) royalties and advertising fees.

The acquisition of Prevail resulted in an additional source of revenue for the Company through Prevail's website advertising fees. For the quarter ended September 30, 2000, Prevail generated revenues of over $216,000, which accounted for approximately 22% of the Company's revenues for that period.

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

Seasonal royalty revenue for football season currently represents over 50% of all Company revenue, however, as new licensees and additional software platforms are added, the revenues are hoped to become more balanced during the other sport seasons.

Through research and development in the past four years, the Company identified the opportunity of offering proprietary software and related services to online gaming operators and successfully launched its first licensee in November 1997. The Company encourages its licensee's to target only customers in countries that regulate online gaming. Currently, there are several countries which support the online gaming industry through regulation and/or taxation, including; such nations as Sweden, Finland, Australia, Germany, Liechtenstein, the Netherlands Antilles, Dominica and Antigua and several other countries.

Since the beginning of January 2000, through September 30, 2000, revenues from all components of the software licensing business, which include software licensing, Website services and software licensing royalties have undergone growth and increased to more than $3.2 Million.

The Company's revenues increased to $1,211,611 for the quarter ended September 30, 2000 as compared to $322,981 for the quarter ended September 30, 1999. The growth is primarily due to additional revenues generated from software licensing, Website services for licensees (including royalties), and advertising (through Prevail). The Company, through IGW, offers to its licensees Internet based Casino and Sportsbook software as well as telephone based (call centers) Sportsbook software. Revenue from software licensing services accounted for 51% of the Company's total revenues for the three months ended September 30, 2000.

The Company expects licensing revenues to continue to grow as more licensees commence operations and royalties from existing licensee's Internet gaming operations increase.

Loss from operations for the three months ended September 30, 2000, was ($44,215) as compared to loss from operations of ($170,961) for the three months ended September 30, 1999.

Operating expenses were $1,255,836 for the three months ended September 30, 2000 and $503,942 for this same period in 1999. During the three months ended September 30, 2000 there were significant increases in operating expenses due to the continuing operational and employment expansion of Interactive Gaming and Wagering, NV (IGW). More specifically, depreciation expense was $118,643 at September 30, 2000 compared to $77,972 at September 30, 1999. These expense increases are attributed to the increase in an investment in assets during the last fiscal year. Rent expense at September 30, 2000 was $88,014, increasing from $63,709 at September 30, 1999 because of larger facilities in Curacao for IGW. Administrative expenses increased to $125,195 at September 30, 2000 compared to $63,498 at September 30, 1999, which reflects the cost of the expanded employment force at IGW and the additional administrative costs of Prevail Online, Inc.

Additionally, the Company has intensified its efforts to refine and enhance its computer programs and operations at IGW in Curacao. This resulted in an increase in consulting expenses for programming and bandwidth expenses from $187,578 at September 30, 1999 to $659,273 at September 30, 2000.

Liquidity and Capital Resources

At September 30, 2000, the Company had $126,172 in cash and cash equivalents, as compared to $236,184 at September 30, 1999.

Accounts receivable at September 30, 2000 increased to $2,276,094 as compared to $1,511,226 at September 30, 1999. The majority of the receivables are from new licensees that were offered an installment payment plan on the initial licensing fees and from operating licensees, which have a 30-day term agreement for royalties.

Net cash used from operating activities for the nine months ended September 30, 2000, was $139,783 as compared to a net used of $393,691 for the nine months ended September 30, 1999.

Net cash used for investing activities for the nine months ended September 30, 2000, was $176,718 as compared to $1,249,550 for the nine months ended September 30, 1999.

Net cash provided by financing activities for the nine months ended September 30, 2000, was $206,486, as compared to $1,675,158 for the nine months ended September 30, 1999.


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

On November 26, 1997, the Company as Masadi Resources, Inc. ("Company") entered into an Agreement of Purchase and Sale ("Agreement") to purchase Beverage Source Worldwide, Inc. ("BSI"). On May 5, 1998, the Company filed a Complaint in the Superior Court of California, County of San Diego, asking the Court to declare the Agreement rescinded. The Company further alleged that various individuals including Mark Darnell ("Darnell") had breached the Agreement and alleged, the individuals, including Darnell had breached their fiduciary duties and had committed other malfeasance and illegal acts. All parties to the lawsuit other than Darnell were dismissed prior to Trial. The trial was held on November 8-10, 1999, in the Superior Court of San Diego. In a Minute Order dated December 23, 1999, the Court ruled against the Company on all counts and further ordered that a rescission had not taken place and ordered that Darnell retained all previously held stock interest in the company. Subsequent to the Court's ruling, the Company and Darnell entered into a Settlement Agreement and Mutual Release of all Claims ("Settlement Agreement") wherein the Company paid Darnell $75,000 and Darnell agreed to rescind the Agreement. The $75,000 per the Settlement Agreement was to be paid as follows: $35,000 on 2/23/00; $20,000 on 5/18/00; and $20,000 on 8/18/00. The first two payments have been made by the Company and the final payment was made when due per the Agreement, on 8/18/00. This final payment resolved all aspects of this litigation.

The Company is not a party to any other litigation and none is contemplated nor has any been threatened.

ITEM 5. Other Information

On November 1, 2000, the Company accepted the resignation of David Wintroub as its president and chief executive officer. Wintroub is remaining on the Company's board of directors. Wintroub was replaced by Donald J. Lisa. Lisa was appointed to the Company's board of directors in August 2000.

R. Scott Van Kirk resigned from the Company's board of directors in November 2000. Van Kirk is remaining as chief developer for the Company's subsidiary, Interactive Gaming and Wagering.

Steven Abboud resigned from the Company's board of directors in August 2000.

ITEM 6. Exhibits and Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter for which this report is filed. However, the Company filed a Form 8-K on November 7, 2000, relating to the Company's new auditor, Clyde Bailey, P.C. This appointment represents a change in the Company's independent auditor, which was necessitated by the recent death of the principal of the Company's previous auditor, Mr. Darrell Schvaneveldt, of Darrell Schvaneveldt & Company, Certified Public Accountant.

The following exhibits are attached hereto.

3.1      Articles  of  Incorporation

3.2      Bylaws.

27       Financial Data Schedule for the quarter ending September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

Global Entertainment Holdings/Equities, Inc.


/s/ Donald J. Lisa
-------------------------
Donald J. Lisa, President

November 13, 2000

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999


                                                           As of September 30,  As of December 31,
                                                                  2000                1999
                                                           -------------------  ------------------
                                                               (Unaudited)          (Audited)
                                                           -------------------  ------------------
                                     ASSETS

CURRENT ASSETS:
      Cash & Cash Equivalents                                       126,172            236,184
      Accounts Receivable Net of Provision                        2,276,094          1,511,226
         for Bad Debts of $119,590 in 2000
         and $71,800 in 1999
      Prepaid Expenses                                               33,783             67,941
      Interest Receivable                                             5,040              2,632
      Employee Accounts Receivable                                   42,000             51,312
                                                              -------------      -------------
         Total Current Assets                                     2,483,089          1,869,295

PROPERTY & EQUIPMENT
      Automobile- Net                                                35,484             59,484
      Package Software- Net                                         110,202            108,951
      Office Improvements- Net                                       33,297             21,696
      Computer Equipment- Net                                       498,771            590,819
      Furniture & Fixtures- Net                                     125,296            121,288
      Websites - Net                                                669,674            737,897
                                                              -------------      -------------
         Total Property & Equipment                               1,472,724          1,640,135

OTHER ASSETS
      Security Deposit                                               29,269             17,220
      Software Design & Development-Net                             232,526            117,975
                                                              -------------      -------------

         Total Other Assets                                         261,795            135,195
                                                              -------------      -------------

         Total Assets                                         $   4,217,608      $   3,644,625
                                                              =============      =============

             See accompanying summary of accounting principles and
                         notes to financial statements

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999


                                                           As of September 30,  As of December 31,
                                                                  2000                1999
                                                           -------------------  ------------------
                                                               (Unaudited)          (Audited)
                                                           -------------------  ------------------

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable                                              545,825            304,021
      Accrued Expenses                                                   --             13,471
      Accrued Interest                                               59,262             40,170
      Accrued Wages                                                  40,907             49,930
      Customer Deposits                                                  --             35,880
      Current Portion- Capital Leases                                23,839             31,285
      Current Portion- Notes Payable                                463,000            240,000
      Note Payable- Line of Credit                                      293             35,693
      Income Taxes Payable                                           11,571             11,571
                                                              -------------      -------------
         Total Current Liabilities                            $   1,144,697      $     762,021

LONG TERM LIABILITIES
      Notes Payable                                                 718,000            565,000
      Less Current Portion                                         (463,000)          (240,000)
                                                              -------------      -------------
         Total Long Term Notes Payable                              255,000            325,000
      Capital Lease Payable                                          26,013             35,395
                                                              -------------      -------------
         Net Long Term Liabilities                                  281,013            360,395
                                                              -------------      -------------
         Total Liabilities                                    $   1,425,710      $   1,122,416
                                                              -------------      -------------

STOCKHOLDERS' EQUITY
      Preferred Stock, 25,000,000 Shares Authorized,
         at $.001 Par Value, None Issued
      Common Stock, 100,000,000 Shares Authorized                    10,326              9,940
         Par Value of $.001;
         10,272,723 & 9,940,353 Shares Issued and
         Outstanding Respectively Retroactively Restated
      Paid in Capital                                             3,278,154          2,854,948
      Retained Earnings(Deficit)                                   (362,082)          (342,679)
      Treasury Stock, at Cost                                      (134,500)                --
                                                              -------------      -------------
         Net Stockholders' Equity                                 2,791,898          2,522,209
                                                              -------------      -------------
         Total Liabilities and Stockholders' Equity           $   4,217,608      $   3,644,625
                                                              =============      =============




             See accompanying summary of accounting principles and
                         notes to financial statements

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                           -----------------------------     -----------------------------
                                            For the Three Months Ended         For the Nine Months Ended
                                                  September 30,                     September 30,
                                           -----------------------------     -----------------------------
                                               2000            1999              2000            1999
                                           ------------     ------------     ------------     ------------
Revenues:
       License Fees                              29,400               --           29,400               --
       Royalty Fees                             625,649          292,793        1,943,309        1,520,291
       Hosting Income                           155,804          475,975               --
       Advertising Revenues                     400,768           40,188          851,208           61,658
                                           ------------     ------------     ------------     ------------
           Total Revenues                  $  1,211,621     $    332,981     $  3,299,892     $  1,581,949
                                           ------------     ------------     ------------     ------------
Expenses
       Bad Debt Provision                        14,038               --           61,828               --
       Uncollectible Fees Written Off                --               --           25,000               --
       Amortization                              29,612           35,528          133,861           98,918
       Depreciation                             118,643           77,972          294,126          150,557
       Rents                                     88,014           63,709          282,999          147,276
       Professional Fees                             --           55,966           60,731          136,705
       Travel                                    27,523           19,691           95,935           57,127
       Financial & Investor Relations            27,616               --           60,115               --
       Administrative Expenses                  125,195           63,498          563,101          265,959
       Consulting                               512,273          187,578        1,103,923          460,158
       Advertising                              138,934               --          314,810           27,724
       Bandwidth Expenses                       147,050               --          216,560               --
       Wages and Salaries                        26,938               --           92,061           22,201
                                           ------------     ------------     ------------     ------------
           Total Expenses                  $  1,255,836     $    503,942     $  3,305,050     $  1,366,625
                                           ------------     ------------     ------------     ------------
Income (Loss) from Operations                   (44,215)        (170,961)          (5,158)         215,324

Other Income(Expenses)
       Interest(Expense)                        (14,316)              --          (40,381)         (14,128)
       Interest Income                            1,033            1,339            4,867            1,885
       Other Income(Expense)                    (29,478)              --           15,697         (122,795)
                                           ------------     ------------     ------------     ------------
           Total Other Income(Expenses)         (42,761)           1,339          (19,817)        (135,038)
                                           ------------     ------------     ------------     ------------
       Income Before Taxes                      (86,976)        (169,622)         (24,975)          80,286

       Provisions for Income Tax                     --               --            5,572          (58,140)
                                           ------------     ------------     ------------     ------------
           Net Income                      $    (86,976)    $   (169,622)    $    (19,403)    $     22,146
                                           ============     ============     ============     ============

       Basic Earnings Per Share            $      (0.01)    $      (0.02)    $       0.01     $       0.00

       Diluted Earnings Per Share          $      (0.01)    $      (0.02)    $       0.01     $       0.00

Weighted Average Shares Outstanding          10,301,282        9,531,057       10,301,282        9,531,057
       Retroactively Restated

Weighted Average Shares & Options            11,021,282        9,531,057       11,021,282        9,531,057
       Outstanding

             See accompanying summary of accounting principles and
                         notes to financial statements

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE NINE MONTHS PERIOD JANUARY 1, 2000 AND
                      1999 TO SEPTEMBER 30, 2000 AND 1999


                                                                  -------------------------------
                                                                    For the Six Months Ended
                                                                           September 30
                                                                  -------------------------------
                                                                       2000             1999
                                                                  -------------     -------------
Cash Flows from Operating Activities
       Net Income                                                 $     (19,403)    $      22,146

       Adjustments to Reconcile Net Income (Loss) to
          Net Cash Provided by Operating Activities;
              Amortization                                              133,861            98,918
              Depreciation                                              294,126           150,557
              Provisions for Bad Debt                                    61,828                --
              Non Cash Expenses                                          71,550                --
       Change in Operating Assets  & Liabilities
          (Increase) Decrease in Fees Receivable                       (764,868)         (587,538)
          (Increase) Decrease in Prepaid Expenses                        34,158          (126,950)
          (Increase) Decrease in Security Deposits                      (12,049)          (10,240)
          (Increase) Decrease in Interest Receivable                     (2,408)             (840)
          (Increase) Decrease in Employee Receivable                      9,312           (42,000)
          Increase in Accounts Payable                                  241,804           137,125
          Increase in Software Design                                  (148,412)          (54,578)
          Increase in Accrued Expenses                                  (13,471)           31,426
          Increase in Taxes Payable                                          --                --
          (Decrease) Increase in Accrued Interest                        19,092            (2,760)
          (Decrease) Increase in Accrued Wages                           (9,023)           (2,609)
          (Decrease) Increase in Cash in Escrow Restricted              (35,880)           (6,348)
                                                                  -------------     -------------
              Net Cash Provided (Used) in Operating Activities    $    (139,783)    $    (393,691)
                                                                  -------------     -------------
Cash Flows from Investing Activities
       Purchase of Fixed Assets                                        (176,715)       (1,249,550)
                                                                  -------------     -------------
              Net Cash (Used) in Investing Activities             $    (176,715)    $  (1,249,550)
                                                                  -------------     -------------

             See accompanying summary of accounting principles and
                         notes to financial statements

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE NINE MONTHS PERIOD JANUARY 1, 2000 AND
                      1999 TO SEPTEMBER 30, 2000 AND 1999


                                                                  -------------------------------
                                                                    For the Six Months Ended
                                                                           September 30
                                                                  -------------------------------
                                                                       2000             1999
                                                                  -------------     -------------
Cash Flows from Financing Activities
       Increase( Decrease) in Capital Lease Liabilities                 (16,828)           30,648
       Increase (Decrease) in Notes Payable                             293,000           425,000
       Treasury Stock                                                  (134,500)               --
       Sale of Common Stock                                              64,814         1,219,510
                                                                  -------------     -------------
              Net Cash Provided by Financing Activities           $     206,486     $   1,675,158
                                                                  -------------     -------------

              Increase (Decrease) in Cash & Cash Equivalents           (110,012)           31,917

              Cash & Cash Equivalents at Beginning of Period            236,184           122,422
                                                                  -------------     -------------
              Cash & Cash Equivalents at End of Period            $     126,172     $     154,339
                                                                  =============     =============

Disclosures from Operating Activities:
       Interest Expense                                                  40,381            14,128
       Taxes                                                             13,698            16,169

Significant Non-Cash Transactions:
       Issued 39,000 for Prepaid Public Relations                             0           130,000
       Issued 6,000 shares for Interest                                       0             2,250
       Issued 13,500 shares for Consulting                                   --            43,000
       Issued 49,400 shares for Consulting                               71,550
       Issued 7,000 shares for Legal Services                            24,000

             See accompanying summary of accounting principles and
                         notes to financial statements

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

                                INDEX TO EXHIBITS

         Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
3.1*               Articles  of  Incorporation

3.2*               Bylaws.

27                 Financial Data Schedule for the quarter ending June 30, 2000.