Form 10KSB/A
period 1999-12-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2000-12-05
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                                  Amendment 5


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

Issuer's telephone number: (402) 331-3189
                           --------------

Securities registered under Section 12(b) of the Act:  None
                                                       -----

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, .001 par value
                          ----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes      X        No
                                    -

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

                                   FORM 10-KSB
                                TABLE OF CONTENTS


ITEM 1.           DESCRIPTION OF BUSINESS......................................1
                                                                               -
                           1:1 Company Description.............................1
                                                                               -
                           1:2 Products and Services...........................3
                                                                               -
                           1:3 Growth Strategy.................................4
                                                                               -
                           1:4 Technology......................................5
                                                                               -
ITEM 2.           DESCRIPTION OF PROPERTY......................................6
                                                                               -
ITEM 3.           LEGAL PROCEEDINGS............................................6
                                                                               -
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........7
                                                                               -
ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS..........................................7
                                                                               -
ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION............................................9
                                                                               -
                           6:1 Results of Operations..........................10
                                                                              --
                           6:2 Liquidity and Capital Resources................13
                                                                              --
                           6:3 Impact of Inflation............................14
                                                                              --
                           6:4 Contingencies..................................14
                                                                              --
                           6:5 Year 2000 Risks................................14
                                                                              --
                           6:6 Year End 2000 Projections......................16
                                                                              --
ITEM 7.           FINANCIAL STATEMENTS........................................16
                                                                              --
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...............18
                                                                              --
ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS............................18
                                                                              --
ITEM 10.          EXECUTIVE COMPENSATION......................................21
                                                                              --
ITEM 11.          SECURITY OWNERSHIP OF MANAGEMENT AND
                  CERTAIN SECURITY HOLDERS ...................................22
                                                                              --
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............23
                                                                              --
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K............................24
                                                                              --

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

International Beverage Corporation began trading on the OTC Bulletin Board on March 18, 1998, under the symbol "IBVC." The Company, to better reflect its name change to Global Entertainment Holdings/Equities, Inc., changed its trading symbol on September 9, 1998, to "GAMM."

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

          2.   Concept development and design of virtual casin "theme."

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

Quarterly GAMM Stock Trading Summary


Quarter                  High            Low            Close         Volume
------------------- ---------------  --------------  -----------  --------------
3rd Quarter 1998         $6.50         $5.0625          $5.375        10,400
------------------- ---------------  --------------  -----------  --------------
4th Quarter 1998        $13.125         $5.375          $8.125        83,800
------------------- ---------------  --------------  -----------  --------------
1st Quarter 1999        17.875          $6.25          $14.125       136,500
------------------- ---------------  --------------  -----------  --------------
2nd Quarter 1999       $17.625        $10.125          $12.50         85,400
------------------- ---------------  --------------  -----------  --------------

3rd Quarter 1999       $7.00*         $1.87*           $2.875*       311,800
------------------ ---------------  --------------  ------------  --------------
4th Quarter 1999        4.00          1.125              1.50         80,200
------------------ ---------------  --------------  ------------  --------------
GAMME
4th Quarter 1999        2.625         1.3125             1.50         50,100
------------------ ---------------  --------------  ------------  --------------
1st Quarter 2000        5.00           1.00             1.5625       255,900
------------------ ---------------  --------------  ------------  --------------
2nd Quarter 2000        2.00           1.00              1.35         57,700
------------------ ---------------  --------------  ------------  --------------

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


List of Options Which Were Granted as of
12/31/98, All of Which Expire 12/31/01
------------------------------------------------------------ -------------------

------------------------------ ----------------------------- -------------------
Name of Optionee                # of Shares                    Exercise Price
------------------------------ ----------------------------- -------------------

Bryan Abboud                         78,936                         0.50
------------------------------ ----------------------------- -------------------
Todd Elmquist                        55,257                         0.50
------------------------------ ----------------------------- -------------------
Denny Walker                         31,575                         0.50
------------------------------ ----------------------------- -------------------
Scott Van Kirk                       23,682                         0.50
------------------------------ ----------------------------- -------------------
Ramirez Valeriano                     2,250                         1.67
------------------------------ ----------------------------- -------------------
Jeff Imray                            7,875                         0.50
------------------------------ ----------------------------- -------------------
Matt Olden                            6,750                         1.67
------------------------------ ----------------------------- -------------------
Tim Shanahan                          2,250                         1.67
------------------------------ ----------------------------- -------------------
Michael Shepherd                      6,000                         0.50
------------------------------ ----------------------------- -------------------
Ron Pereira                           4,500                         1.67
------------------------------ ----------------------------- -------------------

------------------------------ ----------------------------- -------------------
Mike Terrell                          3,000                         0.50
------------------------------ ----------------------------- -------------------
Brenda Tuller                         2,250                         1.67
------------------------------ ----------------------------- -------------------
Paul Pereira                             675                        1.67
------------------------------ ----------------------------- -------------------

------------------------------ ----------------------------- -------------------
                Total              225,000
------------------------------ ----------------------------- -------------------

        List of Options Which Were Granted as of
        12/31/99, All of Which Expire 12/31/02

------------------------------ ----------------------------- -------------------
Name of Optionee                # of Shares                  Exercise  Price
------------------------------ ----------------------------- -------------------

Bryan Abboud                        176,000                         1.25
------------------------------ ----------------------------- -------------------
Todd Elmquist                       124,000                         1.25
------------------------------ ----------------------------- -------------------
Scott Van Kirk                       84,000                         1.25
------------------------------ ----------------------------- -------------------
Jeff Imray                           28,000                         1.25
------------------------------ ----------------------------- -------------------
Ramirez Valeriano                     5,300                         1.67
------------------------------ ----------------------------- -------------------
Guy Moss                              2,350                         1.67
------------------------------ ----------------------------- -------------------
Brian Bruce                           5,300                         1.50
------------------------------ ----------------------------- -------------------
Edvar Pereira                         1,000                         1.67
------------------------------ ----------------------------- -------------------
Tim Shanahan                          5,000                         1.67
------------------------------ ----------------------------- -------------------
Denny Walker                          5,000                         1.67
------------------------------ ----------------------------- -------------------
David McIntosh                        5,000                         1.25
------------------------------ ----------------------------- -------------------
Ricardo Carvajal                      5,000                         1.25
------------------------------ ----------------------------- -------------------
Erik Van Maren                        8,050                         1.67
------------------------------ ----------------------------- -------------------
Rui Barbosa                             500                         1.67
------------------------------ ----------------------------- -------------------
Nancy Urselita                        1,000                         1.67
------------------------------ ----------------------------- -------------------
Alistair Assheton                    20,000                         1.67
------------------------------ ----------------------------- -------------------

------------------------------ ----------------------------- -------------------
                Total              475,500

As of September 1, 2000, there were 8,423,719 shares of restricted Common Stock, pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). As of September 30, 2000, the Company had outstanding 9,621,441 shares of common stock.

Holders of Record:

As of September 30, 2000, there were one hundred thirty-six (136) holders of record of the Company's Common Stock

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

Selected Statement of Operations Information

                               For the Year Ended          For the Year Ended
                                December 31, 1999          December 31, 1998

Total Revenues                    $2,821,599                    $980,563
Total Expenses                     2,786,780                   1,243,224
Income (Loss) From Operations         34,819                    (262,661)
Total Other Income (Expense)         (55,425)                    (15,918)
Net Profit (Loss)                    (32,177)                   (278,579)

Selected Balance Sheet Information

                                For the Year Ended         For the Year Ended
                                December 31, 1999          December 31, 1998

Total Current Assets              $1,869,295                  $1,088,155
Total Current Liabilities            762,021                     228,767
Total Property & Equipment         1,640,135                      62,923
Total Liabilities                  1,122,416                     282,235
Total Other Assets                   135,195                     280,424
Total Assets                       3,644,625                   1,431,502
Net Shareholders' Equity           2,522,209                   1,149,267


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

6:6 Year End 2000 Projections

The Company anticipates that a substantial portion of its revenue for year end December 31, 2000 will be generated through Royalty Fees, License Fees, Site Maintenance and Hosting Fees, Website Advertising and Sponsorships.

ITEM 7.           FINANCIAL STATEMENTS

The following information is being provided supplementally to the audited financial statements found herein on page F-1 and should be read in conjunction with such statements.

1. The Company agreed to grant options to purchase 225,000 shares of the Company's common stock to employees of one of the Company's subsidiaries, Interactive Gaming & Wagering, NV ("IGW"), if IGW attained net income, or net earnings, of $207,000 for the year ended December 31, 1998. IGW realized net income in excess of $207,000 for this fiscal year. In accordance with this performance bonus, on April 24, 2000, pursuant to the instructions of IGW's managing director, the Company granted options to purchase 225,000 shares of common stock to certain IGW employees, of which 18,675 possess an exercise price of $1.67, with the remaining 206,325 are exercisable at $0.50 per share. All options must be exercised with three
     (3) years of the date of the April 24, 2000 grant.

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

2. A 34% discount was applied to the cost of certain options granted for the year ended December 31, 1999, as specified in Note 5 to the audited financial statements for the Company's fiscal year ended December 31, 1999. The Company believes that this 34% discount was and is still consistent with the accounting required by SFAS 123's "fair value pricing model." This discount was applied because as of December 31, 1999, (1) the

     Company's common stock had been de-listed from the OTC-BB to the Pink Sheets, (2) the trading volume was so low as to greatly diminish liquidity, and (3) the stock underlying the option will be unregistered, restricted shares upon issuance.

     The following schedule details these options and the expense charges comprising the difference in market value based on trading price and the discounted per share price.


                                     Market      Discount      Present     Cost of
         Description                  Price        Rate          Value      Option     Expense
         -----------                  -----        ----          -----      ------     -------

225,000 Options, expiring 12/31/01   $1.00        5.5%          $.8516     $ .098      $22,027
475,500 Options, expiring 12/31/02   $1.00        5.5%          $.8985     $ .067      $46,598
                                                                                       -------
                     Total Expense Recognized for year ended December 31, 1999         $68,625

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

PAGE>







          Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                       Consolidated Financial Statements


                         December 31, 1999, 1998 & 1997

                     [Letterhead of Schvaneveldt & Company]


                           Independent Auditors Report
________________________________________________________________________________
The Company's auditor for its fiscal year ended December 31, 1999, Mr. Darrell Schvaneveldt, of Darrell Schvaneveldt & Company Certified Public Accountant ("Schvaneveldt"), died on September 8, 2000, and therefore, will not be providing any updates to his last audit report on May 10, 2000 or a consent to use his audit report. Schvaneveldt rendered his audit and accounting services through a sole proprietorship, Schvaneveldt & Company, which, upon his death, discontinued rendering audit and accounting services.

At the Company's annual meeting on August 30, 2000, the shareholders approved a proposal to select Clyde Bailey, P.C. as the Company's auditor for the fiscal year ended December 31, 2000. Prior to the annual meeting, the auditor for the fiscal year ended December 31, 1999, Schvaneveldt, had become terminally ill and consequently incapable of rendering auditing services. Therefore, the Company's board of directors effectively and implicitly dismissed Schvaneveldt when it recommended that the shareholders approve Bailey as new auditor.

Because Schvaneveldt has not consented to the use of his audit report in future filings, investors in the Company's securities may face limitations on their rights to sue Schvaneveldt under Section 11 of the Securities Act of 1933, as amended ("33 Act"), for false and misleading financial statements, if any. Such limitation of liability may occur because any liability Schvaneveldt would face personally or through his sole proprietorship would have to be satisfied from Schvaneveldt's estate, which may not possess sufficient assets to satisfy any such liability.

Where  Schvaneveldt  has not  consented to the use of his audit report in future
filings,   investors   should  also   recognize   the  effect  of  the  lack  of
Schvaneveldt's consent on the due diligence defense of directors and officers.

Investors also should recognize that Schvaneveldt will not be performing subsequent event audit procedures, which may preclude full and accurate disclosure. However, the Company knows of no material event that would require restatement of the financial statements prepared by Schvaneveldt.

________________________________________________________________________________


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

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There were no changes in or disagreements with Global's accountants in the fiscal year end 1999.

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS

Name                                Age             Position
----                                ---             --------
Bryan Abboud(1)                     29              Director, Chairman/Treasurer
Donald J. Lisa                      65              Director, President/CEO
David S. Wintroub                   33              Director
Thomas Hawkins                      48              Secretary
Steven Abboud                       35              Former Director & President

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

Donald J. Lisa. Mr. Lisa was appointed as a Director of the Company in August 2000, and was appointed the Company's President/CEO on November 1, 2000. Since 1987, Mr. Lisa has continued his own intellectual property law firm and his own mergers and acquisitions consulting business, Lisa & Company, both of which businesses has been diligently pursued for the last 13 years. From 1974 through 1987, Mr. Lisa worked for Motorola, Inc. in Schaumburg, Illinois, where he held positions of Division Patent Counsel to the Automotive Products Division, Executive Director Technology Asset Management, Vice President Patent Department and Corporate Staff General Patent Counsel, Vice President and Proprietary Rights Litigation Counsel, and finally, Vice President and Director of Acquisitions where he was responsible for all acquisitions, joint ventures, and divestiture activities, and for coordination of appropriate corporate support functions and sector/group representation in such activities, including accounting, international and domestic finance, human resources, and law. From 1965- 1974, Mr. Lisa rose to become a general partner in the New York City based patent law firm of Kenyon & Kenyon. Mr. Lisa received his Masters of Business Administration Degree from the University of Chicago Graduate School of Business in 1987, his Juris Doctor Degree from Harvard Law School in 1965, and his Bachelor of Science in Engineering Degree from the U.S. Naval Academy in 1957. Mr. Lisa was a U.S. Naval Officer between 1957 -1962 serving as an all-weather jet fighter pilot rising to the rank of Lieutenant and accumulating 1200 hours of first pilot time in high performance military jet aircraft with 350 total carrier landings (150 at night) aboard the USS Forrestal and USS Independence.

David S. Wintroub: Mr. Wintroub has served as a Director since January 18, 2000. He also served as the Company's CEO/President from January 18, 2000 until he resigned on October 31, 2000. Mr. Wintroub from 1995 to the present has worked with the firm of Wintroub, Rinden, Sens & McCreary, with offices in Omaha,
Chicago, Minneapolis, Des Moines and Austin, Texas, as an attorney and specialized in Corporate and Internet Law. Mr. Wintroub has had significant experience with many start-up internet companies, including on-line gaming, on-line lottery, on- line sports handicapping, on-line news, on-line broadcasting and many on-line retail sites selling items ranging from women's shoes to wine. Mr. Wintroub's experience in on-line gaming included the initial legal research into the legality of on-line gaming for several on-line gaming clients all of whom have active and prosperous sites. Mr. Wintroub has also had significant experience working on capitalization projects for his on-line clients. Additionally, Mr. Wintroub has been heavily involved in lottery projects and on-line lottery start-ups on the continent of Africa for one of his corporate clients. Mr. Wintroub also has experience representing land-based and online gaming clients like Harvey's Resorts and Casino, Inc. Mr. Wintroub earned his undergraduate degree in English from the University of Nebraska at Lincoln in 1990 and his Juris Doctor from Creighton University in 1995.

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


ITEM 10.          EXECUTIVE COMPENSATION

                                                                         Long Term Compensation
                          Annual Compensation                         Awards              Payouts    All Other Comp.
    (a)                   (b)         (c)      (d)    (e)    (f)        (g)             (h)             (i)
Name and                             Other                Restricted  Securities                        All
Principal                           Annual                  Stock     Underlying        LTIP           Other
Position                  Yr.       Salary    Bonus  Comp   Award    Options/SARs      Payouts      Compensation
Steve Abboud(1)          1999          $48,000              1,000
Director/Consultant

Bryan Abboud(2)          1999          $58,338              1,000     176,000
Director/Treasurer

Thomas Hawkins(4)        1999          $11,200              3,000
Corporate Secretary

---------------------------------------------------  ----------------------------  ----------- ------------------

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

(3) On June 28, 1999, Mr. Thomas Hawkins received 1,000 shares of the Company's restricted stock at a market value of $10,000 and on August 20, 1999, Mr. Hawkins received additional 2,000 shares of the Company's restricted stock to reflect a 3 for 1 stock split.


ITEM 11.   SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
           HOLDERS

The following table sets forth information as of September 1, 2000, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:

Name of Beneficial Owner          Shares owned Beneficially(1)          % Owned
------------------------          ----------------------------          -------
Steven Abboud(4)(5)(6)                     2,216,855                    21.4%
Joann Abboud(4)                              569,760                     5.5%
Masadi Financial(5)                          582,900                     5.6%
Shining Star(3)                            1,622,358                    15.7%

Name of Officers & Directors      Shares owned Beneficially(1)          % Owned
----------------------------      ----------------------------          -------
Bryan Abboud(2)(4)                         2,781,700                    26.9%
David Wintroub                                 5,000                       *
Donald J. Lisa                               103,000                       *
Thomas Hawkins                                 3,000                       *

Officers & Directors as a group            2,892,700                    27.9%

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

Ms. Joann Abboud, a shareholder of the Company, is the mother to Mr. Steve Abboud and Mr. Bryan Abboud, and is the beneficial owner of the voting stock of Camelot Investments Inc., a shareholder of the Company. In addition, on July 1, 1997, Ms. Abboud by virtue of a Loan - Agreement, loaned to Interactive Gaming & Wagering, NV, a wholly owned subsidiary of the Company, $75,000 at eight percent (8%) interest per annum. This loan is due on demand. On June 21, 1999, Ms. Abboud, by virtue of a Promissory Note, loaned the Company $225,000 with an interest rate of ten percent (10%) per annum, due August 1, 2000. In addition, Ms. Abboud received 2,000 shares of the Company's $.001 par value common stock for $2.00. On March 22, 2000, Ms. Abboud agreed, by virtue of a Letter of Understanding, to a 12 month extension for payment due on the $225,000 Note with the condition that GAMM is to begin interest payments at the end of each month with the first payment beginning on April 30, 2000 based on the principal plus accrued interest on the Note through March 31, 2000.

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

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following list describes the exhibits filed as part of this Form 10-KSB:


Exhibit   Description of Document
 No.
2.0       Merger Agreement IBC-Global Entertainment Holdings/Equities, Inc.*
2.1       Agreement of Purchase Global Entertainment Holdings/Equities,Inc.-IGW*
2.2 Agreement Global Entertainment Holdings/Equities, Inc. and Prevail Online, Inc.*
3.0       Masadi Resources, Inc. Articles*
3.1       Amendment name change Masadi Resources, Inc. to IBC*
3.2       Transfer Masadi Resources, Inc. name and tradename to IBC*
3.3       Amendment name change IBC to Global*
3.4       Masadi Resources, Inc. Bylaws*
4.0       Specimen form of Stock Certificate*
10.0      Promissory Note Steven Abboud--$20,000*
10.1      Promissory Note Bryan Abboud--$20,000*
10.2      Promissory Note Joann Abboud--$75,000*
10.3      Promissory Note Joann Abboud--$225,000*
10.4      Subscription Agreement James Zilligen*
10.5      Promissory Note James Zilligen--$100,000*
10.6      Global Entertainment Holdings/Equities, Inc. Lease*
21.0      List of Subsidiaries*
27.0      Financial Data Schedule*



-------------------- -----------------------------------------------------------

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

                                    Global Entertainment Holdings/Equities, Inc.



                                    By:    /s/ Donald J. Lisa
                                         ----------------------------------
                                    Donald J. Lisa, President & CEO
                                    Date: December 4, 2000

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

---------------- ---------------------------------------------------------------


*Exhibits have been previously reported on Form 10-SB.