Form 10KSB
period 2000-12-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2001-03-27
CIK 1096050

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB
(Mark One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, for the fiscal year ended December 31, 2000.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from _________ to _________

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

           6636 North 48th Street, Paradise Valley, Arizona (85253)
           --------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (602) 952-0711
                                --------------
               (Issuer's telephone number, including area code)

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

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB[ ]

      Issuer's revenues for the fiscal year ended December 31, 2000, was $4,572,489.

      Aggregate market value of voting stock held by non-affiliates of the issuer as of December 31, 2000 was $2,246,647.

      Number of shares of common stock, no par value, outstanding on December 31, 2000, was 10,406,540.

                              TABLE OF CONTENTS

Item 1.     Description of Business..........................................1
            Forward-Looking Information-General..............................1
      1:1   Company Description..............................................1
            Interactive-Gaming & Wagering, N.V...............................1
            Prevail Online, Inc..............................................2
      1:2   Products and Services............................................3
            Java Casino Games................................................3
      1:3   Sales and Marketing Strategy.....................................3
      1:4   Competition......................................................3
      1:5   Technology.......................................................4
            Continue Technology Development..................................4
            Redundant High-Speed Network.....................................4
Item 2.     Description of Property..........................................5
Item 3.     Legal Proceedings ...............................................5
Item 4.     Submission of Matters to a Vote of Security Holders..............5
Item 5.     Market for Common Equity and Related Stockholder Matters.........5
Item 6.      Management's Discussion and Analysis or Plan of Operation.......6
      6:1   General..........................................................6
      6:2   Growth Strategy..................................................6
            Expand Market Integration........................................7
      6:3   Results of Operations............................................7
      6:4   Liquidity and Capital Resources.................................10
Item 7.      Financial Statements...........................................11
Item 8.     Changes in and Disagreements with Accountants...................24
Item 9.     Directors and Executive Officers................................24
Item 10.    Executive Compensation..........................................26
Item 11.    Security Ownership of Certain Beneficial Owners and Management..27
Item 12.    Certain Relationships and Related Transactions .................28
Item 13.    Exhibits and Reports on Form 8-K................................29
      INDEX TO EXHIBITS.....................................................32

Item 1.     Description of Business

This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Global Entertainment Holdings/Equities, Inc.'s actual results may differ significantly from the results discussed in the forward-looking statements.

Forward-Looking Information-General

This report contains a number of forward-looking statements, which reflect Global's current views with respect to future events and financial performance including statements regarding Global's projections, and the internet gaming industry. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward- looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Global undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, Global's dependence on limited cash resources, and its dependence on certain key personnel within Global. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

1:1   Company Description

Global Entertainment Holdings/Equities, Inc. (the "Company") was incorporated in the State of Colorado as Masadi Resources, Inc. ("Masadi"), on July 10, 1997. On February 10, 1998, Masadi filed with the State of Colorado Articles of Amendment to its Articles of Incorporation and changed its name to International Beverage Corporation. On August 27, 1998, International Beverage Corporation merged into Global Entertainment Holdings/Equities, Inc. International Beverage Corporation survived this merger and, on August 27, 1998, adopted the current name, "Global Entertainment Holdings/Equities, Inc."

The Company is a holding company, whose primary business focus is on Internet companies operating in the online gaming software sector. The Company owns 100% of the issued and outstanding stock of Interactive Gaming and Wagering, N.V.
(IGW) and Prevail Online, Inc.

Interactive-Gaming & Wagering, N.V.

Pursuant to a June 30, 1998 Agreement of Purchase and Sale, the Company acquired 100% of the issued and outstanding shares of Interactive Gaming and Wagering, NV, a Netherlands Antilles corporation ("IGW"). IGW was incorporated in Curacao, Netherlands Antilles on May 19, 1997, and is engaged in the development, licensing and hosting of proprietary Internet and telephony based gaming software. IGW's corporate Web site is www.interactive-gaming.com. IGW offers a turnkey service solution to its software licensees, including gaming license consulting, facilities services, online casino and sportsbook software, 800 call center sportsbook software, training, application hosting services, web site design, development and hosting, and internet telecommunications services.

As of March 5, 2001, IGW has entered into licensing contracts with several software licensees for its gaming software. The following is a current list of the Company's twelve fully operational software licensee Web sites.

1.  www.vipsports.com
2.  www.vipcasinos.com
3.  www.5cardcharlie.com
4.  www.fairdealsports.com
5.  www.fairdealcasino.com
6.  www.gamedaycasino.com
7.  www.gamedaysportsbook.com
8.  www.wssbcasino.com
9.  www.wallstreetsuperbook.com
10. www.fivecardcharlie.com
11. www.vipsoccer.com
12. www.sunnysport

Prevail Online, Inc.

Pursuant to an August 20, 1999 Agreement of Purchase and Sale ("Prevail Agreement"), the Company issued 43,500 shares of its common stock in exchange for 100% of the issued and outstanding shares of Prevail Online, Inc., a Colorado corporation with principal offices in San Francisco, California ("Prevail"). Concurrent with issuance of the 43,500 shares of stock to acquire Prevail, the Company issued 120,000 shares to an unrelated party to acquire a website known as wheretobet.com and a domain name known as netbet.org. These 120,000 shares were valued at $400,000.

The selling shareholders of Prevail ("Sellers") received from the Company a guaranteed value on the 43,500 shares of the Company's common stock used as payment for Prevail. Pursuant to this guarantee, the Sellers had the right to sell all of their shares back to the Company anytime after six (6) months from the closing, but before twelve (12) months from the closing at the net price of $400,000. Additionally, the Company had the right to redeem the stock from Sellers anytime after six (6) months from the closing but before twelve (12) months from closing at the net price of $800,000 (US). The Sellers chose to sell their shares to the Company after six months at the price of $400,000. As of December 31, 2000, the Company had paid the Sellers $150,000. When the Company tendered another $75,000 on March 9, 2001, the Sellers were still owed $175,000.

Prevail operates three independent online services that attract consumers with a combination of highly focused content and superior marketing techniques which have made its sites among the most popular on the Web. Prevail's services deliver gaming directory information through its Website, www.wheretobet.com, real time sports gaming news and statistics through www.thesportsdaily.com, and mainstream online wagering information via www.netbet.org.

Prevail has used the wheretobet.com website to sell banner advertising as its source of revenue since the acquisition of the website. The wheretobet.com website and the netbet.org domain name were acquired from an unrelated party for a total sum of $700,000. At the acquisition date, Prevail tendered a down payment of $75,000 and issued 120,000 post split shares with a put/call provision. Prevail also signed a non interest bearing note of $225,000 payable in nine monthly installments commencing one month from the closing date of the Agreement. As of December 31, 2000 the notes had been paid in full.

1:2   Products and Services

Through its wholly owned subsidiaries, the Company develops and provides its software products, Web publishing services and Web hosting services to the independent licensees. To its licensees, the Company provides:

Set-up features including, but not limited to, the following:

1.    Assistance in procuring gaming license with the host government.
2.    Concept development and design of virtual casino "theme."
3.    Customization and system integration.
4.    Hosting of servers.
5.    Assistance in establishing e-commerce systems.

Software features including, but not limited to, the following:

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

Java Casino Games

IGW's  Java games  utilize  the Java  programming  language  to  provide  easily accessible online games to the Company's licensees' Web sites. The cross-platform nature of Java makes it possible to play these games on all major operating systems, online, with no download requirements. IGW software currently provides seven (7) casino style Java Games (Videopoker, Blackjack, Roulette, slots, stud poker, craps and pokerjack) for players to wager on, with several additional Java games projected to be released throughout the fiscal year ending December 31, 2001.

1:3   Sales and Marketing Strategy

The Company's administrative sales and marketing functions are conducted through Curacao and Phoenix, Arizona. Management has hired experienced professionals with in-depth knowledge of finance, management, Internet solutions, software design and development and the gaming industries. The Company is committed to maintaining a customer-driven organization and continues to aggressively recruit and train additional staff for the marketing department to assist the Company in achieving its sales goals.

1:4   Competition

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

1:5   Technology

Continue Technology Development

The Company has achieved its current technological niche through the development of its proprietary software. Furthermore, the Company has made a strong commitment to continue research and development activities to enhance its software and to develop new applications for new markets. The Company will continue to use such methods to protect its technology and moderate competition from current and future entrants.

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

The high quality Internet connection at IGW's network facility in Curacao contributes to responsive game play and uptime for the licensees. Each gaming transaction is stored on a database that is replicated for redundancy and backed up online to prevent data loss.

In addition to IGW's digital network serving gaming content for its licensees, the Company uses a state of the art proprietary e-commerce solution that provides a high level of security and integrity for transmission of funds over the Internet. IGW uses Secure Sockets Layer (SSL) to encrypt and protect transmission of sensitive data like credit card information.

Item 2.     Description of Property

The Company's principal offices are currently located at 6636 North 48th Street, Paradise Valley, Arizona 85253. The Company is leasing this space from Law Offices of Donald J. Lisa for $1000 per month. Donald J. Lisa is the Company's president and one of its directors.

Item 3.     Legal Proceedings

The Company is not presently a party to any other litigation and none is contemplated nor has any been threatened.

Item 4.     Submission of Matters to a Vote of Security Holders

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2000 covered by this report.

Item 5.     Market for Common Equity and Related Stockholder Matters

The Company's common stock currently trades on the OTC Bulletin Board under the symbol "GAMM." The common stock began trading on the OTC Bulletin Board on March 18, 1998, when the Company was known as International Beverage Corporation, and accordingly, traded under the symbol "IBVC." To better reflect its name change to Global Entertainment Holdings/Equities, Inc., the Company changed its trading symbol on September 9, 1998, to "GAMM."

The high and low trading price for the Company's common stock for each fiscal quarter since January 1, 1999, are listed in the following table. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.


       Quarter                 High                   Low
---------------------  --------------------- ---------------------

  1st Quarter 1999            $17.875                $6.25
---------------------  --------------------- ---------------------
  2nd Quarter 1999            $17.625               $10.125
--------------------  --------------------- ---------------------
  3rd Quarter 1999            $7.00*                $1.87*
---------------------  --------------------- ---------------------
  4th Quarter 1999             $4.00                $1.125
---------------------  --------------------- ---------------------
  1st Quarter 2000             $5.00                 $1.00
---------------------  --------------------- ---------------------
  2nd Quarter 2000             $2.00                 $1.00
---------------------  --------------------- ---------------------
  3rd Quarter 2000             $3.95                 $0.55
---------------------  --------------------- ---------------------
  4th Quarter 2000             $1.75                 $0.25
---------------------  --------------------- ---------------------

* 3:1 forward stock split executed on August 23, 1999.

The closing bid price on March 20, 2001, was $0.33.

As of March 2, 2001, one hundred twenty three (123) entities held the Company's Common Stock of record.

Item 6.      Management's Discussion and Analysis or Plan of Operation

6:1   General

The Company generates operating revenues exclusively from its wholly owned subsidiaries, IGW and Prevail. The Company's subsidiaries, IGW and Prevail currently generate revenues from three (3) primary sources: (i) licensing fees,
(ii) monthly website hosting and maintenance fees, and (iii) royalties and advertising fees.

Through research and development in the past four years, the Company identified the opportunity of offering proprietary software and related services to online gaming operators and successfully launched its first licensee in 1997. The Company encourages its licensee to target only customers in countries that regulate online gaming. Currently, there are several countries which support the online gaming industry through regulation and/or taxation, including; such nations as Sweden, Finland, Australia, Germany, Liechtenstein, the Netherlands Antilles, Dominica and Antigua.

Historically, approximately 50% of all gaming revenue for "Sportsbook" operators, in the USA and abroad, are generated during American Professional and Collegiate football season. However, IGW expects this seasonality to diminish as licensees' operations expand abroad. This seasonal royalty revenue is anticipated to continue for the Sportsbook software platform; however, with the development, licensing and introduction of the Internet based casino software, revenues should balance out during the off season months as a result of the additional royalties gained through the licensing of the Casino software. Seasonal royalty revenue for football season currently represents over 50% of all Company revenue, however, as new licensees and additional software platforms are added, the revenues will balance out during the other sport seasons.

6:2   Growth Strategy

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

The Company intends to implement its business strategy by:

      (1)  Continuing to enhance its technology;
      (2)  Seeking key strategic alliances with unidentified companies that are:
            (a)   in the Internet/Technology/Software based industries,
            (b)   technologically advanced,
            (c)   currently solvent,
            (d)   beyond the development stage,
            (e)   have positive operating cash flows,
            (f)   financially stable,
            (g)   have a seasoned management team, and
            (h)   are efficiently staffed; and
      (3) Developing brand name recognition through cross marketing and merchandising.

Expand Market Integration

The Company intends to capitalize on its technological niche and early market entry to capture a significant share of the Internet gaming software market. The Company believes that because of the level of satisfaction from its clients and the history of IGW in the industry as a leader (co- founding member and board member of the Interactive Gaming Council), it has established brand recognition. The Company believes that it has accomplished this through the development of twelve (12) licensed web sites using its ITSCS (Internet & Telephony Sportsbook & Casino System), creating market exposure over the Internet; has developed and licensed software to one of the first operating sportsbooks on the Web, www.VIPsports.com.; its attendance and exposure at gaming and software expositions; has received favorable reviews from both financial and industry publications, i.e., CNNfn, USA Today, and has obtained exposure through various media outlets, including: multiple national radio interviews, television exposure, Channel 22 Business News, CNN Financial, Today's Investor, Internet interviews and Company profile exposure, News Letter exposure, Internet Banner Advertising, and other Internet Advertising.

6:3   Results of Operations

The Company's revenues increased over 62% to $4,572,489 for the year ended December 31, 2000 as compared to $2,821,599 for the twelve months ended December 31, 1999, continuing the Company's unbroken string of substantial year to year top line growth reports since its inception in 1997.

Importantly, for the year ended December 31, 2000, the company reported its first net profit before taxes of $234,574 compared to a loss of $35,346 for the year ended 1999, continuing its string of three consecutive years of improved bottom line performance, yielding a return on stockholder equity of over 8% for the year 2000.

The following tables set forth selected information from the statements of operations and balance sheets for the twelve months ended December 31, 2000, and 1999.

Selected Statement of Operations Information

                                    For the Year Ended      For the Year Ended
                                    December 31, 2000       December 31, 1999
Total Revenues                      $4,572,489              $2,821,599
Total Expenses                      $4,360,573              $2,801,520
Income (Loss) From Operations       $211,916                $20,079
Total Other Income (Expense)        $22,658                 ($55,425)
Net Profit (Loss) before taxes      $234,574                ($35,346)

Selected Balance Sheet Information

                                    For the Year Ended      For the Year Ended
                                    December 31, 2000       December 31, 1999
Total Current Assets                $1,373.648              $1,869,295
Total Current Liabilities           $1,542,461              $762,021
Total Property & Equipment          $1,641,094              $1,640,135
Total Liabilities                   $1,571.594              $1,122,416
Total Notes Receivables             $1,053,669              $0
Total Other Assets                  $142,464                $135,195
Total Assets                        $4,210,875              $3,644,625
Net Shareholders' Equity            $2,639,281              $2,522,209

The top line growth is primarily due to additional revenues generated from software licensing, and Website services for licensees (including Royalties). The Company, through IGW, offers to its licensees Internet based Casino and Sportsbook software as well as telephone based (call centers) Sportsbook software. Revenues from software licensing of $909,031, hosting services of $113,325, and royalties of $2,826,718, which are the significant income sources, accounted for 84% of the total revenues for the twelve months ended December 31, 2000. As of December 31, 2000, the Company supported 11 fully operational licensee web sites.

For the fiscal year ended December 31, 2000, Prevail generated revenues of $723,415, as compared to $233,736 for the year ended December 31, 1999. As of December 31, 2000, Prevail revenue accounted for approximately 16% of the Company's revenues for that period, as compared to 8% for the year ended December 31, 1999. The Company anticipates Prevail will experience revenue growth of more than 15% during each of the next three years.

During the year 2000, the Company introduced a new version 2.0 of its Integrated and Telephony Sportsbook and Casino System ("ITSCS") software. This new release provides IGW clients broad control over their websites to enable them to create a customized, attractive and entertaining experience for their users, while offering more games, seamless transfers between casino and Sportbook wagering, and improved back office administration features.

During the year 2000, the Company also introduced a new Casino Hook Sportsbook Software Product which can interface with another company's existing casino software product. The Casino Hook product allows the clients of IGW's licensees to wager on sports and seamlessly shift between Casino and Sportsbook wagering.

The Company believes the two new products will significantly expand its markets and attract many new licensees. Early in 2001, the Company expects to initiate the implementation of its Casino Hook program by announcing an important strategic partnership with Sunny Group Company, which will enable Sunny Group's casino customer base to wager on sports, using the Casino Hook software.

In addition to the Sunny Group company, within the next fiscal year, the Company will seek to contract with six (6) additional licensees. The success of the Company and IGW in contracting with these additional licensees may have the potential of generating additional revenue for the Company's fiscal year ending December 31, 2001, of $1.1 million, through the combination of a fixed licensee fee, royalty fees and hosting fees.

The Company expects to attract two (2) of the proposed six (6) additional licensees by the end of the second quarter of the year 2001, and to sign the remaining four (4) licensees in the second half of the year. The Company anticipates requiring an asset investment of an additional $1 million in hardware and software to accommodate the additional six (6) licensee contracts.

Accordingly, the Company expects IGW licensing revenue growth to expand as more licensees sign licenses and commence operations. IGW's royalties from licensees' internet gaming operations should significantly increase during the next several years. The Company expects its net profits, before tax, for the fiscal year ending December 31, 2001, to double that of the fiscal year 2000 net profits, before tax, which was $256,497.

Operating expenses were $4,360,573 for the twelve months ended December 31, 2000 and $2,801,520 for December 31, 1999. As a percentage of revenues, operating expenses decreased from 99% to 95% as a result of substantial revenue growth and efficiencies gained as the Company handled a greater level of activity. Thus, while revenues increased 62%, expenses increased only 55%, improving the Company's margin.

Tax expense for the twelve months ended December 31, 2000 was $16,912 as compared to $11,571, for 1999. The majority of the Company's income is generated from IGW in Curacao and is taxed at the rate of about 3%.

6:4   Liquidity and Capital Resources

The Company's single largest source of revenue has been one of IGW's software licensees. As of December 31, 2000, this licensee owed IGW approximately $1.6 million in past due royalties. As the licensee became incapable of maintaining payments at the current royalty rate, the Company has agreed to a reduction in the royalty rate in exchange for a conversion of the account receivable to a long term note receivable of equivalent amount, with an accelerated fixed repayment schedule of $50,000 per month, in addition to the current royalty. Although the monthly royalty rate to this licensee is has decreased per month, effective January 1, 2001, IGW firmly believes such a decrease will not decrease total revenue from this licensee because a decrease in royalty rate will allow the licensee to increase its advertising and marketing efforts, thereby increasing their revenues. If the licensee generates higher revenues, it will pay IGW higher total royalty payments despite a lower royalty rate. However the company cannot guarantee that revenues from this licensee will increase under any circumstances, irrespective of the royalty rate.

Working capital at December 31, 2000 temporarily decreased to a negative ($168,813) compared to a positive $1,107,274 at December 31, 1999. The decrease in working capital is mainly attributable to the account receivable conversion to a long term note receivable referenced above, and to the long term notes payable becoming currently due. However, this temporary condition is expected to be alleviated shortly because, of the $983,000 of notes payable currently due, 65% has been verbally restructured into long term notes payable, leading to a positive working capital of $470,137 in the first quarter of 2001.

As a result of the account receivable conversion, the Company's accounts receivable as of December 31, 2000, decreased to $556,085, as compared to $1,511,226 at December 31, 1999. The majority of the receivables are from operating licensees, which have a 30 day term agreement for royalties. As a result of the restructure of the account receivable described above, the average period of collection decreased from 193 days to 43 days, and the Company is further committed to reducing the aging to a conventional 30 day period.

Net cash generated from operating activities for the twelve months ended December 31, 2000 decreased slightly to $524,746 compared to $560,607 for the twelve months ended December 31, 1999. The decrease in cash from operations was primarily due to the increase in Notes Receivable to $1,653,669, referenced above.

Net cash used for investing activities for the twelve months ended December 31, 2000 was $753,885 compared to $1,492,616 for the twelve months ended December 31, 1999. The decrease was primarily due to a decrease of computer equipment purchases, indicating IGW is beginning to realize economies of scale from prior asset investments. Net cash provided by financing activities for the twelve months ended December 31, 2000, was $157,410, as compared to $1,045,771 for the twelve months ended December 31, 1999, indicating that the Company has become profitable and can support itself from internally generated funds.

Item 7.      Financial Statements

Audited financial statements are found herein on page F-1 and should be read in conjunction with such statements.

CLYDE BAILEY P.C.
------------------------------------------------------------------------------
                                                  Certified Public Accountants
                                                      10924 Vance Jackson #404
                                                      San Antonio, Texas 78230
                                                          (210) 699-1287(ofc.)
                                         (888) 699-1287   (210) 691-2911 (fax)

                                                                       Member:
                                                   American Institute of CPA's
                                                        Texas Society of CPA's

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT To the Board of Directors and Shareholders Global Entertainment Holdings/Equities, Inc.

We have audited the accompanying consolidated balance sheet of Global Entertainment Holdings/Equities and subsidiaries ("Company") as of December 31, 2000 and the related consolidated statement of operations, changes in stockholders' equity, and statement of cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements of the Company, as of December 31, 1999, were audited by other auditors who have ceased operations and whose report dated March 10, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.
                               /s/ Clyde Bailey
                         Certified Public Accountant
January 15, 2001

                 GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                         Audited Financial Statements

                              December 31, 2000














                              Clyde Bailey, P.C.
                         Certified Public Accountant
                           10924 Vance Jackson #404
                           San Antonio, Texas 78230

      GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                  Consolidated Statement of Operations
         For the Twleve Months Ended December 31, 2000 and 1999

                                                  2000           1999
Revenues:
       License Fees                                909,031       445,000
       Royalty Fees                              2,826,718     1,983,773
       Hosting Income                              113,325       159,090
       Advertising Revenues                        723,415       233,736
                                               -----------    ----------
          Total Revenues                       $ 4,572,489    $2,821,599
                                               -----------    ----------

Expenses
       Bad Debt Provision                           47,790        71,800
       Uncollectible Fees Written Off               81,152       180,030
       Amortization                                133,704       191,696
       Depreciation                                634,629       233,857
       Rents                                       340,538       225,593
       Professional Fees                           119,297       138,058
       Travel                                      122,814        57,904
       Financial & Investor Relations               87,880       149,829
       Administrative Expenses                     496,828       461,797
       Consulting                                1,357,518       749,334
       Advertising                                 316,696        72,906
       Litigation Settlement                             -        75,000
       Bandwidth Expenses                          599,804       125,091
       Options Issued Expenses                           -        68,625
                                               -----------    ----------
          Total Expenses                       $ 4,338,650   $ 2,801,520
                                               -----------    ----------

Income (Loss) from Operations                      233,839        20,079

Other Income(Expenses)
       Interest(Expense)                          (29,760)      (59,353)
       Interest Income                               4,935         3,928
       Other Income(Expense)                        47,483           -
                                               -----------    ----------
          Total Other Income(Expenses)              22,658      (55,425)
                                               -----------    ----------

       Income Before Taxes                         256,497      (35,346)

       Provisions for Income Tax                  (16,912)      (11,571)
                                               -----------    ----------
          Net Income                           $  239,585    $  (46,917)
                                               ===========    ==========

       Basic Earnings Per Share                $     0.023   $   (0.005)
       Diluted Earnings Per Share              $     0.020   $   (0.004)

Weighted Average Shares Outstanding             10,289,578    10,301,282
       Retroactively Restated

Weighted Average Shares & Options               12,062,120    11,273,282
       Outstanding

                GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                        Statement of Stockholders Equity
                             As of December 31, 2000

                                  Common Stock     Treasury Stock
                                ------------------------------------
                                        $0.001                            Paid-In    Accumulated   Stockholders'
                                Shares      Par Value   Shares   Amount   Capital    Deficit       Equity
                                --------- ---------------------------------------------------------
Balance, December 31, 1998      9,455,682   9,456                         1,450,313  (310,502)     1,149,267

1/18/99
Shares Returned & Cancelle      (22,839)     (23)                          23

3/05/99
Shares Issued for Consulting    9,000         9                           26,991                    27,000
Fees at $3.00 Per Share

4/19/00
Shares Issued for Cash at       30,000       30                           67,470                    67,500
$2.25 per Share

4/19/00
Shares Issued for Cash at       9,000        9                            22,491                    22,500
$2.50 per Share

4/19/99
Shares Issues for Cash at        13,497       13                         62,972                    62,985
$4.66 per Share

4/20/99
Shares Returned by Terminat     (9,999)     (10)                          (10)                        -
Employee

5/10/99
Shares Issued for Cash at       89,100       89                         237,511                    237,600
$2.66 per Share

6/17/99
Shares Issued for Prepaid       39,000       39                         129,944                    129,983
Public Relations at $3.33
per Share

6/21/99
Shares Issued for Note Payable  6,000         6                          2,244                      2,250
Incentive at $.375 per Share






6/25/99
Shares Issued for Consulting    3,000        3                             9,997                   10,000
Services at $3.33 per Share

8/19/99
Shares Issued for Furniture     690                                        2,300                    2,300
at $3.33 per Share

8/19/99
Shares Issued for Legal Service 6,000        6                            19,996                   20,002
at $3.33 per Share

8/19/99
Shares Issued for Cash          30,000       30                           97,470                   97,500
at $3.25 per Share

8/19/99
Shares Issued for Cash          30,000       30                           79,970                   80,000
at $2.67 per Share

8/27/99
Shares Issued for Cash          9,000        9                             7,991                    8,000
at $.89 per Share

9/22/99
Shares Issued for Legal         1,000        1                             3,999                    4,000
Services at $4.00 per Share

9/23/99
Shares Issued for Technology    1,500        1                             5,999                    6,000
$4.00 per Share

9/23/99
Shares Issued to Acquire Prevail 163,500    163                          399,837                   400,000
Online Inc., at $2.45 per share

10/19/99
Shares Issued for Cash at       3,000        3                             5,497                     5,500
$1.83 per share

11/05/99
Shares Issued for Consulting    500          1                             1,904                     1,905
at $3.81 per share

11/05/99
Shares Issued for Accounting      700        1                             1,999                     2,000
Services at $2.85 per share






11/05/99
Issued Shares for Accrued
Interest                        9,000        9                            21,311                    21,320
Expense at $2.37 per Share

11/05/99
Shares Issued for Cash at $2.75 5,000        5                            13,745                    13,750
per share

11/05/99
Shares Issued for Misc Services 500          1                             1,624                      1,625
at $3.25 per share

12/31/99
Shares Issued for Employee      16,300       16                           16,284                      16,300
Bonus at $1.00 per share

12/31/99
Shares Issued for Technology    15,012       15                            9,985                      10,000
at $.66 per Share

12/31/99
Shares Issued for Technology    34,903       35                           26,160                       26,195
at $,75 per Share

Shares returned and Cancelled   (7,613)      (7)                             7

Rounding                         (80)                                                                  (20)
Paid in Capital - Options                                                 68,625                      68,625

Contributed Capital                                                       75,039                      75,039

Net Income (Loss)                                                                    (46,917)        (46,917)

Balance December 31, 1999       9,940,353   9,940                      2,869,688    (357,419)       2,522,209

1/18/00
Shares Issued for Consulting    5,000        5                             6,245                      6,250
Services at $1.25 per Share

3/7/00
Shares Issued for Consulting    20,000       20                           14,980                     15,000
Services at $.75 per Share







3/18/00
Shares Issued for Cash at       315,000      315                         235,935                     236,250
$.75 per share

3/18/00
Shares Issued for Technology    1,787        2                             2,679                       2,681
at $1.50 per Share

3/18/00
Shares Issued for Note
Extension                       75,000       75                           14,925                      15,000
at $.50 per share

8/23/00
Shares Issued for Technology    49,400       49                           71,501                      71,550
at $1.45 per share

Rounding                                                                                               (21)
Treasury Stock, at Cost                            174,500   (447,300)                              (447,300)

Net Income (Loss)                                                                     239,585        239,585

                         --------- ---------------------------------------------------------
Balance December 31, 2000 10,406,540  $10,406      174,500   $(447,300) 3,215,952    (117,834)      2,661,204
                         ========= =========================================================


             GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                             Consolidated Balance Sheet
                               As of December 31, 2000


                                     A S S E T S

Current Assets:
    Cash & Cash Equivalents                       $ 164,455
    Accounts Receivable Net of Provision            556,085
       for Bad Debts of $119,590
    Note Receivable                                 600,000
    Prepaid Expenses                                 21,685
    Interest Receivable                               2,933
    Employee Accounts Receivable                     28,490
                                                 ---------------

       Total Current Assets                                         $  1,373,648

Property & Equipment
    Automobile- Net                                  26,694
    Proprietary Software- Net                       590,812
    Office Improvements- Net                         33,297
    Computer Equipment- Net                         421,837
    Furniture & Fixtures- Net                       115,248
    Websites - Net                                  399,625
                                                 ---------------

       Total Property & Equipment                                      1,587,513

Long-Term Assets
    Note Receivable                                                    1,053,669

Other Assets
    Security Deposits                                34,045
    Software Design & Development-Net               183,923
                                                 ---------------

       Total Other Assets                                                217,968
                                                                 ---------------

       Total Assets                                                   $4,232,798
                                                                 ===============





See Accompanying summary of accounting principles and notes to consolidated financial statements.

             GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                             Consolidated Balance Sheet
                               As of December 31, 2000

            L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

Current Liabilities
    Accounts Payable                                445,312
    Accrued Expenses                                 28,262
    Accrued Interest                                 33,704
    Current Portion- Capital Leases                  17,856
    Current Portion- Notes Payable                  983,000
    Note Payable- Line of Credit                      5,844
    Income Taxes Payable                             28,483
                                                 ---------------

       Total Current Liabilities                                     $ 1,542,461

Long Term Liabilities                                    -
---------------------
    Notes Payable                                   983,000
    Less Current Portion                           (983,000)
                                                 ---------------

       Total Long Term Notes Payable                     -

    Capital Lease Payable                            29,133
                                                 ---------------
       Net Long Term Liabilities                                          29,133
                                                                 ---------------
       Total Liabilities                                               1,571,594
                                                                  --------------


Stockholders' Equity
    Preferred Stock, 25,000,000 Shares Authorized,
       at $.001 Par Value, None Issued
    Common Stock, 100,000,000 Shares Authorized       10,406
       Par Value of $.001;
       10,406,540 Shares Issued with Outstanding
    Paid in Capital                                3,215,932
    Retained Earnings(Deficit)                      (117,834)
    Treasury Stock, at Cost                         (447,300)
                                                 ---------------

       Net Stockholders' Equity                                        2,661,204
                                                                 ---------------

       Total Liabilities and Stockholders' Equity                  $   4,232,798
                                                                 ===============



See Accompanying summary of accounting principles and notes to consolidated financial statements.

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

Principles of Consolidation
The Company currently has two wholly owned subsidiaries; Interactive Gaming and Wagering NV, (IGW), a Netherlands Antilles Corporation in Curacao, Netherlands Antilles, and Prevail Online, Inc., (Prevail), a Colorado Corporation. IGW is engaged in the conception and creation of computer software programs for the gaming and wagering industry. Prevail was purchased in August 1999, engages in the creation and operation of websites which publish Internet gaming and wagering related information and derives its revenues from banner advertising. The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation


NOTE #2 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Revenues and directly related expenses are recognized in the period in which they occur. Revenues and related expenses are recognized from the sale of the licenses when persuasive evidence of an arrangement exists, delivery of access to the software has occurred, the license fee has been determined and collectability of the license fee is probable. License fees are billed to be paid in three installments over a relatively short period of time, usually within ninety days.

During 2000, the Company adopted the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The adoption of SAB 101 did not have a material effect on the Company's business, financial condition, results of operations or cash flows.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Earnings per Common Share
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Uninsured Cash Balances
The Company maintains its cash balances at several financial institutions. Accounts at the institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Periodically, balances may exceed this amount. At December 31, 2000, uninsured balances aggregated $159,136.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts and money market funds.

Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity.

Fixed Assets
The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets of the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.

Foreign Currency:
All cash transactions in the Netherlands Antilles are conducted from the Antilles Banking Corporation in United States dollars.

Stock-Based Compensation Plans
SFAS No. 123, "Accounting for Stock-Based Compensation," allows for either the adoption of a fair value method for accounting for stock-based compensation plans or for the continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations with supplemental disclosures.

The Company has chosen to account for its stock options using the intrinsic value based method prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

Websites
Internal and external costs incurred to develop websites are capitalized. Costs are capitalized when it is probable that the website will be completed and will be used to perform the function intended. When it is probable that upgrades and enhancements will result in additional functionality such costs are capitalized. Websites will be considered to be impaired when it no longer provides substantial service potential, or significant changes occur in the extent or manner in which the website is used. Impairment write off will be recognized in the period when impairment is deemed by management to have occurred.

The Company is actively pursuing web-site development. The Company has adopted "Financial Accounting Standards Board Emerging Task Force Consensus 00-2 (FASB EITF 00-2): Accounting for Website Development Costs." The adoption of this procedure relates to the accounting for costs of internal software, requires that costs of developing web applications and infrastructure, as well as cost of graphic development, be capitalized, rather than the historical common practice of same period expense. Costs of website planning and operation continue to be expensed as normal.

Advertising
The Company  expensed  Advertising  and Marketing  expenditures in the amount of
$316,696  and  $72,906  for  the  years  ended   December  31,  2000  and  1999,
respectively.

Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The following types of items, among others, are to be considered in computing comprehensive income: foreign currency translation adjustments, pension liability adjustments and unrealized gain/loss on securities available for sale. For all periods presented herein, there were no differences between net income (loss) available to common shareholders and comprehensive income (loss).

Reclassifications
Certain reclassifications were made to the 1999 financial statements and notes thereto in order to conform to the 2000 presentation

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137 and amended by SFAS No. 138, is effective for all fiscal quarters beginning after June 15, 2000. The Company does not expect adoption of SFAS No. 133 to have an effect on its financial statements.

In December 1999, the Securities and Exchange Commission issues Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in fiscal year after September 30, 2000. The Company does not expect adoption of SAB 101 to have an effect on its financial statements.

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

The rescission action taken with the filing of the complaint on May 5, 1998, and the cessation of business activities by Beverage Source Worldwide, Inc., the Company believes its control of Beverage Source Worldwide, Inc. was temporary and that the cessation of business activities by the Officers of Beverage Source Worldwide, Inc., cast significant doubt on the Company, as the parent company, to control the Subsidiary.

In March 2000, the Company has reached an agreement with the former Officers of Beverage Source Worldwide, Inc., whereby for $75,000 he withdrew his objection to the rescission of the agreement dated May 26, 1997.

NOTE #4 - SOFTWARE DEVELOPMENT FOR LICENSING & RECOGNITION OF INCOME FROM SOFTWARE LICENSING

The Company has expensed costs to internally create computer software until such time as technological feasibility was established. Technological feasibility is considered to be established when a detail program design is completed. After the detailed program design has been established the Company has capitalized the costs of its software products it intends to license to the gaming and wagering industry. Software development costs will be amortized on a ratio of the current revenue to anticipated total revenue from the sales of the product or a straight-line amortization of the product cost over the estimated three years useful life of the product master. Because the product is subject to rapid technological advances the Company has elected to amortize its computer programs software held for licensing over a three-year period.

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

During the year ended December 31, 2000, the Company capitalized $613,235 in Proprietary Software including the Casino software, Customer Support software, and other new project software that IGW is developing. These capitalized expensed will be depreciated or amortized over a three year period.

The Company does not engage in any gaming or wagering activities.

NOTE  #5 - STOCKHOLDERS' EQUITY

Preferred Stock
The Company has 25,000,000 shares of preferred stock $.001 par value authorized. These preferred shares may be issued in one or more series at the discretion of the Board of Directors. As of December 31, 2000, there are no preferred stock outstanding.

Common Stock
The Company has 100,000,000 shares of common stock $.001 par value authorized. Each shareholder of record shall have one vote for each share of common stock outstanding in his or her name on the books of the Corporation. Cumulative voting shall not be allowed. No shareholder shall have pre-emptive or similar rights.

Common Shares in Treasury
The Company accounts for purchases of treasury shares under the cost method with the aggregate cost recorded as a reduction of shareholders' equity.

Stock Options
The Company agreed to grant options to purchase 225,000 shares of the Company's common stock to employees of one of the Company's subsidiaries, Interactive Gaming & Wagering, NV ("IGW"), if IGW attained net income, or net earnings, of $207,000 for the year ended December 31, 1998. IGW realized net income in excess of $207,000 for this fiscal year. In accordance with this performance bonus, on April 24, 2000, pursuant to the instructions of IGW's managing director, the Company granted options to purchase 225,000 shares of common stock to certain IGW employees, of which 18,675 possess an exercise price of $1.67, with the remaining 206,325 are exercisable at $0.50 per share. All options must be exercised with three (3) years of the date of the April 24, 2000 grant.

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

A 34% discount was applied to the cost of certain options granted for the year ended December 31, 1999. The Company believes that this 34% discount was and is still consistent with the accounting required by SFAS 123's "fair value pricing model." This discount was applied because as of December 31, 1999, (1) the Company's common stock had been de-listed from the OTC-BB to the Pink Sheets,
(2) the trading volume was so low as to greatly diminish liquidity, and (3) the stock underlying the option will be unregistered, restricted shares upon issuance.

The following schedule details these options and the expense charges comprising the difference in market value based on trading price and the discounted per share price.

                                         Market      Discount    Present     Cost of
Description                              Price       Rate        Value       Option     Expense
225,000 Options, expiring 12/31/01      $  1.00       5.5%        $.8516      $.098       $2,027
475,500 Options, expiring 12/31/02      $  1.00       5.5%        $.8985      $.067       $46,598
                                                                                          -------
      Total Expense Recognized for year ended December 31, 1999                           $68,625
                                                                                         =========


The Company approved the issuance of 568,293 stock options to key IGW employees and 252,750 to directors pursuant to the Company's 2000 ESOP plan. The exercise price range from $1.00 to $2.50, which was in excess of the trading price on the date of grant with expiration dates beginning in December 2003 to January 29, 2005.

As of December 31, 2000, the Company had outstanding options to purchase 1,521,543 shares of its common stock and no options have been exercised.

The following information is presented with respect to the Company's stock options:


                                                      Number          Weighted Average
                                                      Of Shares       Exercise Price
                                                      ---------       ------------------
Outstanding at December 31, 1997                         -                     -
  Granted                                             225,000               0.60
   Exercised                                             -                     -
   Cancelled                                             -                     -

Outstanding at December 31, 1998                      225,000               0.60
  Grandted                                            475,500               1.29
    Exercised                                            -                     -
    Cancelled                                            -                     -

Outstanding At December 31, 1999                      700,500               1.07
  Granted                                             821,043               1.46
   Exercised                                             -                     -
   Cancelled                                             -                     -

Outstanding at December 31, 2000                     $1,521,543            $1.28


Had compensation expense been recorded for the Company's awards based on fair value at the grant dates consistent with the methodologies of SFAS No. 123, the Company's reported net income (loss) available to common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                For the Years Ended December 31,

                                                         2000        1999

Net income (loss) available to common shareholders:
     As reported.............................           $217,662    $(46,917)
     Pro forma..................................         206,167     (46,917)

Basic earnings (loss) per share:
     Common share as reported......................        0.021      (0.005)
     Common share pro forma........................        0.020      (0.005)

Diluted earnings (loss) per share:
     Common share as reported and pro forma........        0.018      (0.004)

Under SFAS 123, the value of each option granted during 2000 and 1999 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate - 6.5%, dividend yield - 0%, volatility - 19.3% and expected life of the option - 5 years.

Stock Split
On August 19, 1998, International Beverage Corp., effected a one for seven reverse stock split of its outstanding shares. Effective August 27, 1999, all outstanding common shares of stock were split on a three for one basis. In the financial statements presented at December 31, 1999 retroactive restatement of the outstanding shares on the balance sheet, statement of stockholders' equity, and the shares used to compute basic earnings per share and fully diluted earnings per share has been made.

Non-Cash Investing & Financing Activities
The  following  is  provided  as  additional  disclosure  to  the  Statement  of
Cashflows:

During the year ended December 31, 2000, the Company issued; 5.000 shares for consulting services valued at $6,250; 20,000 shares valued at $15,000; 1,787 shares for technology valued at $2,681; 75,000 shares for note extension valued at $15,000; and 49,400 shares for technology valued at $ 71,550.

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


NOTE #6 - PROPERTY, EQUIPMENT AND DEPRECIATION

Capitalized amounts are depreciated over the estimated useful life of the asset using the straight line method of depreciation. At December 31, 2000 and 1999, the Company had property and equipment as follows:


   Assets               2000                               2000            1999           Accumulated
                        Cost       1999 Cost       Life    Depreciation    Depreciation   Depreciation     Basis
Automobile              70,949     70,949           3       14,189         11,465          25,654          45,295
Proprietary Software    613,235      -0-            3       122,683          -0-          122,683          490,55
Other Software          134,253    117,440          3       22,316         28,222          30,805          103,448
Office Improvements     33,297     25,901           5       6,659          4,205           10,864           22,433
Computer Equipment      910,124    801,234          3       264,954        183,906        475,369           434,755
Websites                790,643    802,813          3       270,050        64,916         334,966           455,677
Furniture & Fixtures    173,026    155,870          3       49,510         28,222           84,092          88,934
   Total                2,725,527  1,974,207                750,361        298,773        1,084,433        1,641,094
                    ===================================================================

Software Design for     357,812    355,347          3        12,021        126,780       249,393           108,419
         Licensing
------------------ --------- --------------- ----------- ------------- ----------- -------


NOTE #7 - NOTES PAYABLE


The Company has the following notes payable obligations.
                                                                 2000         1999
   Note Payable to an Individual, Interest at 10%,
      Due Date March 31, 2001                                    $115,000     $100,000
   Note to a Related Party at 8% Interest, Due on Demand          115,000     115,000
   Note to a Related Party 10% Interest, Due March 31, 2001       225,000     225,000
   Note to an Unrelated Party, No Interest, Due June 2000            -0-     125,000
   Note to Seller of Website, Due on Demand                       250,000       -0-

   Convertible Debt
   Note to Related  Party,  dated July 18, 2000,  10% Interest     40,000       -0-
      paid monthly, Convertible at $.50 per share before
      August 1, 2001.
   Note to Unrelated Party, dated August 11, 2000, 10% Interest    50,000       -0-
      paid monthly, Convertible at $1.50 per share before
      October 1, 2001.
   Note to Related Party, dated August 2, 2000, 10% Interest       10,000       -0-
      paid monthly, Convertible at $.50 per share before
      March 31, 2001.





   Note to Unrelated Parties, dated August 30, 2000, 10% Interest 178,000       -0-
      paid monthly, Convertible at $1.50 per share before
      September 1, 2001.

  Total Notes Payable                                          $  983,000    $ 565,000
    Less Current Portion                                        ( 983,000)   ( 240,000)
                                                            ----------------------------
         Net Long Term Debt                                    $      -0-    $ 325,000
                                                            ============================


The Convertible Notes Payable contains a provision that the Note Holder can convert the note payable to common at any time prior to the due date.

The Company has leased assets as follows:
               Asset             Cost        Balance
               -----             ----        -------
            Pentium Computer  $  14,348      $  -0-
            Dell Computer        5,260          -0-
            Automobile           43,949       34,853
            Dell Computer        21,085       12,136
                              -------------------------
               Total          $  84,642      $46,989
               Current Portion                17,856
               Long Term Portion              29,133

Following are maturities of debt for each of the three years.
            Year        Note Payable      Capital Lease
            ----        ------------      -------------
            2001        $  983,000        $     13,454
            2002              -0-               11,294
            2003              -0-                4,385
                        -------------  -----------------
               Total    $  983,000        $     29,133


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

APB16, paragraph 70, states that, "Presumptive evidence of the acquiring corporation in combinations effected by an exchange of stock is obtained by identifying the former common stockholder interest of a combined company which either retains or receives the larger portion of the voting rights of the combined corporation. That corporation should be treated as the acquirer unless other evidence clearly indicates that another corporation is the acquirer."

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

In 1999, the Company entered into an agreement with an independent third party to design and develop a Website page known as "Sports Daily". The Sports Daily Website Page is intended to give the Company's current clientele, sport enthusiast and future customers information about all major sports events, game times, statistics, weather conditions, injury reports, major sports events, and current sports news. The Sports Daily Website is not a gaming or wagering activity. The Company estimates that the Website as designed and developed at June 30, 1999 will have a useful life of three years.

Prevail, has used the wheretobet.com, website to sell banner advertising as its source of revenue since the acquisition of the website.

The wheretobet.com website and the netbet.org domain name where acquired from an unrelated party for a total sum of $700,000. At the acquisition date Prevail paid a down payment of $75,000 and signed a non interest-bearing note of $225,000 payable in nine monthly installments commencing one month from the closing date of the Agreement. In addition, Global issued 120,000 shares of its common stock for a value of $400,000. The asset purchase and sale agreement contains the following provision.

The stock that is to be transferred to Sellers contained therewith a put and call provision as follows; (i) Sellers will have the right to put the stock to the Purchaser anytime after six (6) months from the closing, but before twelve
(12) months from the
closing at the net price of $400,000 (US); (ii) The Purchaser will have the right to call the stock from Sellers anytime after six (6) months from the closing but before twelve (12) months from closing at the net price of $800,000
(US).

As of December 31, 2000, the Company had paid the Seller $150,000 on the right of redemption option of the contract with a balance of $250,000 owed at the end of the year. The shares of stock have been redeemed by the Company. The 120,000 shares of stock were valued at $400,000.

Earnings per Share
Basic earnings (loss) per share is computed by dividing the earnings and losses allocated to each class of equity by the weighted average number of shares outstanding for each class during the period. Diluted earnings (loss) per share is computed the same as basic earnings (loss) per share except the denominator is adjusted for the effect of common share equivalents outstanding.

The following additional information is presented with respect to the Company's earnings per share amounts:


                                             For the Years Ended December 31,
                                             --------------------------------
                                                2000    Per Share       1999    Per Share
                                                        Amount                  Amount
EARNINGS PER COMMON SHARE
Net income (loss) available to common
   shareholders........................      $  217,662            $  (46,917)
Weighted average common shares:
   outstanding.........................      10,289,578  0.021    10,301,282    (0.005)
Dilutive effect of convertible debt
   subordinated shares outstanding..........    252,000  0.001       -             -
Dilutive effect of weighted average stock
   options outstanding.....................   1,520,543  0.002       700,500    (0.001)
Diluted common shares outstanding......    $ 12,062,120  0.018     11,001,788   (0.004)



NOTE #10 - INCOME TAXES

The Company has incurred losses that can be carried forward to offset future earnings if all provisions of the Internal Revenue Code are met. These losses are as follows:

                                                      Expiration
               Year of Loss            Amount           Date
               ------------         ------------        ------
                  1997           $   31,923             2017
                  1998              278,579             2018
                  1999              733,239             2019
                  2000              589,102             2020

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of the net operating loss carryforward, a valuation allowance has been made to the full extent of any tax benefit that net operating losses may generate.

                                                    Dec. 31, 2000  Dec. 31, 1999

Deferred Tax Asset Balance Beginning of Period    $          -0-  $         -0-
Net Operating Loss Carryforwards                      1,632,843      1,043,741
                                                        555,167         54,872
Valuation Allowance                                    (555,167)      (354,872)
Net Deferred Tax Asset                            $         -0-   $          -0-
Deferred Tax Liability                            $         -0-   $          -0-

                                                                Netherlands
                                        Total       USA         Antilles

   Net Income (Loss)                    $217,662   ($589,102)   $  806,767
   Permanent Adjustments                                 -0-      (806,767)

   Net Operating Loss Carryforwards               (1,043,741)          -0-
   Adjusted Taxable Income                       ($1,632,843)          -0-

   Current Income Taxes Payable         $ 16,912   $    -0-     $   16,912

The Company has computed U.S. federal income taxes without the revenue of its wholly owned foreign subsidiary. Federal taxes are computed on current period revenues net of net operating losses carried forward from proceeding period and credit for foreign taxes. The Company has also recorded $16,912 and $11,571 in taxes due to the Netherlands Antilles based on earnings in Curacao for the years ended December 31, 2000 and 1999, respectively.

NOTE #11 - OPERATING LEASE OBLIGATIONS

The Company leases office facilities in Omaha, Nebraska. The lease commenced February 1, 1999 and terminates January 31, 2004. Lease obligations for the term of the lease are as follows:
                        Year        Amount
                        ----        ------
                        2001        16,150
                        2002        16,150
                        2003        16,750
                        2004         1,400
                        ------      -------
                        Total     $ 50,450

The subsidiary leases office facilities in Curacao, Netherlands Antilles. The lease commences January 1, 1999 and terminates December 31, 2002. Lease obligations for the term of the lease are as follows:
                           Year     Amount
                           2001     124,760
                           2002     69,698
                                    ------
                           Total    $ 194,458

In November of 2000, the Company moved its principal office from Omaha Nebraska to Paradise Valley, Arizona. In connection with the change of principal office, the Company is leasing an office on a month-to- month basis for $1,000 per month.

For the years ended December 31, 2000 and 1999 total rent expense was $140,910 per year.

Note #12 - Accounts and Notes  Receivables
The Company has the following accounts receivable as follows as of December 31, 2000:

                           Amount
                           ------
               Current     316,056
               31-60 Days  194,423
               1-90 Days   165,196
               Over 90 Days   -0-
               Total       $ 675,675

The Company has agreed to a notes receivable payout of an accounts receivable balance from a major customer. The terms of the note receivable call for a payment of $50,000 per month on the balance of $1,653,669. Of the balance due, $550,000 has been shown as a current asset with the balance shown as long-term asset.

The Company has provided a provision for bad debt in the amount of $119,590.

NOTE #13 - COMMITMENTS AND CONTINGENCIES

Effective October 20, 1999 and expiring on October 20, 2000, IGW signed an agreement with Antelcom, N.V., for a 2 Mb digital offshore leased line connection, between Curacao and Canada Teleglobe. The contract is written for payment in U.S. dollars at $35,500 per month. The contract is payable as follows:

               Payments in 1999     $    82,833
               Payments in 2000         343,167
                                    ------------
               Total Contract       $  426,000
                                     ==========

In October of 2000, the Company switched to A T & T for its bandwidth service. The agreement calls for a monthly charge of $28,597 and does not have an expiration date.

NOTE #14 - RELATED PARTY TRANSACTIONS

The Managing Director of Interactive Gaming & Wagering, N.V., has loaned the Company $20,000. The Company has accrued interest on the loan at 8% interest per annum. The former President of Global Entertainment Holdings/Equities, Inc., has loaned to Interactive Gaming and Wagering, Inc., NV, $60,000 and interest has been accrued or paid at 8% per annum.

A related party of the Managing Director of Interactive Gaming & Wagering, NV and former President of Global Entertainment Holdings/Equities, Inc., has loaned to Interactive Gaming & Wagering, NV $75,000 at 8% interest per annum. This loan is due on demand. In addition this related party has loaned to Global Entertainment Holdings/Equities, Inc., $225,000 with interest at 10% per annum due March 31, 2001.

In November 2000, the Company began leasing its principal office from its current President, Don Lisa, for $1,000 per month.

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

The Company had accrued the $75,000 Settlement as expense in the year ended December 31, 1999 and the $75,000 was paid in 2000.

The Company is not a party to any other litigation at December 31, 2000.

NOTE #16 - ECONOMIC DEPENDENCY

IGW receives a substantial portion of its royalty fees revenues from one customer. In 2000 and 1999, royalties and other fees from that customer were $2,257,514 and $1,861,267 respectively. At December 31, 2000 and 1999, accounts and notes receivable from that customer were $1,873,757 and $1,270,205. This represents 71% of Gross Revenues and 88% of total Account Receivable and Notes Receivable for IGW.

NOTE #17 - SEGMENT INFORMATION

The Company has adopted FASB Statement No. 131, "Disclosures About Segments of a Business Enterprise and Related Information." The Company is managed in two geographical Segments; The United State of America and Curacao,
Netherlands Antilles.


                                        Global       Prevail         Netherlands
                                        USA           USA             Antille         Total

License Fees               2000                                      909,031        909,031
                           1999                                      445,000        445,000
Royalty Fees               2000                                      2,826,718      2,826,718
                           1999                                      1,983,773      1,983,773
Hosting Income             2000                                      113,325        113,325
                           1999                                      159,090        159,090
Advertising Income         2000                      723,415          -             723,415
                           1999                      233,736                        233,736
Operating Expenses         2000         568,384      745,634         3,046,555     4,360,573
                           1999         658,329      196,322         1,910,102     2,764,753
Other Income (Expenses)    2000         1,443           57             49,476        50,976
                           1999         (59,353)       107             3,821        (55,425)
Provisions for Income Ta   2000                                        16,912        16,912
                           1999              -           -             11,571        11,571
Net Income (Loss)          2000         (566,940)     (22,162)         806,764       217,662
                           1999         (755,939)     37,521           671,501       (46,917)
Cash                       2000          ( 7,055)     12,409           159,136        164,490
                           1999          19,625        2,921           213,638        236,184
Notes Receivable           2000             -           -             1,653,669     1,653,669
                           1999             -           -                   -             -
Property & Equipment (Ne   2000          53,104        4,528          1,583,462      1,641,094
                           1999          66,300       579,893           993,942      1,640,135
Other Assets (Net)         2000                                         142,464        142,464
                           1999             -           -               135,195        135,195


NOTE #18 - SUBSEQUENT EVENTS

There have been no subsequent event that have occurred since the balance sheet date that warrant disclosure.

Item 8. Changes in and Disagreements with Accountants

On August 30, 2000, the Company's shareholders approved a proposal to select Clyde Bailey, P.C. as the Company's auditor for the fiscal year ended December 31, 2000. This appointment represented a change in the Company's auditor, which was necessitated by the recent death of the principal of the Company's previous auditor, Mr. Darrell Schvaneveldt, of Darrell Schvaneveldt & Company Certified Public Accountant ("Schvaneveldt"). Mr. Schvaneveldt died on September 8, 2000. More information regarding this change in accountant may be obtained from the Company's Form 8-K filed with the Securities and Exchange Commission on December 4, 2000.

Item 9.  Directors and Executive Officers

Name                  Age         Position
Bryan Abboud          30          Director, Chairman/Treasurer
Donald J. Lisa        65          Director, President/CEO
David S. Wintroub     33          Director
Thomas Glaza          65          Director
Thomas Hawkins        48          Secretary
Steven Abboud         37          Former Director & President

All Directors of the Company will hold office until the next annual meeting of shareholders of the Company or until successors are duly elected and qualified.

The Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed.

Bryan Abboud. Bryan Abboud is a co-founder and Chairman of the Board of Directors of the Company and founder and Managing Director of IGW. Mr. Abboud is also a co-founder and current board member of the Interactive Gaming Council, the online gaming industry's premier trade association. Starting as an online gaming industry pioneer in 1995, he has assembled personnel, arranged financing, and led the Company successfully into the online gaming software industry. Earlier, Mr. Abboud was involved in upper management of a company in the high-tech consumer electronics industry. Before this he served as vice president of marketing and co-founded Vista International, Inc. where he was responsible for all U.S. sales, advertising and promotions. Mr. Abboud earned a Masters in International Management at the American Graduate School of International Management (Thunderbird) and received a Bachelor of Science Degree in Commerce, with emphasis in Marketing at Santa Clara University. He also attended Sup de Co in Rouen, France.


Donald J. Lisa.. Donald J. Lisa was appointed as a Director of the Company in August 2000, and was appointed the Company's President/CEO on November 1, 2000. Since 1987, Mr. Lisa has continued his own intellectual property law firm and his own mergers and acquisitions consulting business, Lisa & Company, both of which businesses haves been diligently pursued for the last 13 years. From 1974 through 1987, Mr. Lisa worked for Motorola, Inc. in Schaumburg, Illinois, where he held positions of Division Patent Counsel to the Automotive Products Division, Executive Director Technology Asset Management, Vice President Patent Department and Corporate Staff General Patent Counsel, Vice President and Proprietary Rights Litigation Counsel, and finally, Vice President and Director of Acquisitions where he was responsible for all acquisitions, joint ventures, and divestiture activities, and for coordination of appropriate corporate support functions and sector/group representation in such activities, including accounting, international and domestic finance, human resources, and law. From 1965- 1974, Mr. Lisa rose to become a general partner in the New York City based patent law firm of Kenyon & Kenyon. Mr. Lisa received his Masters of Business Administration Degree from the University of Chicago Graduate School of Business in 1987, his Juris Doctor Degree from Harvard Law School in 1965, and his Bachelor of Science in Engineering Degree from the U.S. Naval Academy in 1957. Mr. Lisa was a U.S. Naval Officer between 1957 -1962 serving as an all- weather jet fighter pilot rising to the rank of Lieutenant and accumulating 1200 hours of first pilot time in high performance military jet aircraft with 350 total carrier landings (150 at night) aboard the USS Forrestal and USS Independence.

David S. Wintroub. Mr. Wintroub has served as a Director since January 18, 2000. He also served as the Company's CEO/President from January 18, 2000 until he resigned on October 31, 2000. Mr. Wintroub from 1995 to the present has worked with the firm of Wintroub, Rinden, Sens & McCreary, with offices in Omaha, Chicago, Minneapolis, Des Moines and Austin, Texas, as an attorney and specialized in Corporate and Internet Law. Mr. Wintroub has had significant experience with many start-up internet companies, including on-line gaming, on-line lottery, on-line sports handicapping, on-line news, on-line broadcasting and many on-line retail sites selling items ranging from women's shoes to wine. Mr. Wintroub's experience in on-line gaming included the initial legal research into the legality of on-line gaming for several on-line gaming clients all of whom have active and prosperous sites. Mr. Wintroub has also had significant experience working on capitalization projects for his on-line clients. Additionally, Mr. Wintroub has been heavily involved in lottery projects and on-line lottery start-ups on the continent of Africa for one of his corporate clients. Mr. Wintroub also has experience representing land-based and online gaming clients like Harvey's Resorts and Casino, Inc. Mr. Wintroub earned his undergraduate degree in English from the University of Nebraska at Lincoln in 1990 and his Juris Doctor from Creighton University in 1995.

Thomas Glaza. Mr. Glaza accepted his appointment to the Company's board of directors in February 2001. Mr. Glaza recently retired from the MAPICS Corp., where he continues to provide occasional consulting services. Mr. Glaza serves on the boards of directors of one reporting company, On Line Power (NASDAQ. BB:
OPWR), a public start-up company who has patented a new type of power supply which significantly reduces there size and heat dissipation while dramatically increasing efficiency. Between 1988 and 1998, Mr. Glaza held a variety of positions, up to Vice President of Business Development and Strategy, for MAPICS Corp. His duties involved contract negotiations, establishing internal corporate strategy, traditional activities of marketing, and co-ordination programs with the corporate marketing organization. From 1981 to 1988, Mr. Glaza founded GMD, a private software development and services firm servicing implementations of MAPICS and CAD systems where he served as CEO / COO. From 1973 to 1980, Mr. Glaza held various managerial positions in the Manufacturing Industry Marketing Department of the General Systems Division of the IBM Corp. in Atlanta, which led to the development of MAPICS. From 1970 to 1973, he was the marketing manager for the IBM Branch Office in Portland, Oregon. In 1959, Mr. Glaza received his MBA from the University of Michigan, majoring in statistics and marketing. In 1957, Mr. Glaza graduated with a BBA from the U of Michigan where he majored in marketing and finance.

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

Steven Abboud. Mr. Steven Abboud, is a co-founder of the Company, and from the Company's inception in June 1998, until January 2000, Mr. Abboud served as a Director and President of the Company. In January 2000, Mr. Abboud resigned as President of the Company, and he resigned as a director in August 2000. His expertise in investment banking, has brought the Company from a position of insolvency in June 1998 to an equity value of approximately $2.0 million and a market capitalization of $30 million in August 1998, shortly after going public.
 Mr. Abboud has been instrumental in providing equity and debt financing, audit coordination and cost accounting to Interactive Gaming & Wagering (IGW), a wholly owned subsidiary of the Company. In 1989, Mr. Abboud founded Shining Star Investments, Inc. and to the present time, Mr. Abboud holds the positions of President and Director. Mr. Abboud was responsible for numerous venture capital fund raising activities, mergers and acquisitions, and various other investment banking services. Mr. Abboud from 1990 to 1994 was the co-founder and managed Vista International, a consumer electronics import/export mail order distribution center. Mr. Abboud serves as a financial consultant to Masadi Financial Services, Inc., and Camelot Investments, Inc. Mr. Abboud received his Bachelor of Science in Finance from Arizona State University in May 1993.

All directors receive annual options to purchase 20,000 shares of the Company's common stock. Such options bear exercise prices equal to the weighted average of the common stock's closing price for the 30 days prior to the granting of such options. Granting occurs at the annual shareholder meeting. All Directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business.

Item 10.    Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2000, 1999 or 1998. The following table provides summary information for the years 2000, 1999 and 1998 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of its chief executive officer for the appropriate years.

                            SUMMARY COMPENSATION TABLES


                 Annual Compensation
-----------------------------------------------------

     Name and                                                  Other Annual
Principal Position          Year    Salary ($)     Bonus ($)   Compensation ($)
------------------------------------------------------------------------------
Donald J. Lisa, President   2000    $60,000         - 0 -            (1)
------------------------------------------------------------------------------
David Wintroub, President   2000    $48,000         - 0 -            (2)
------------------------------------------------------------------------------
Steven Abboud, President    1999    $34,000         - 0 -           - 0 -
------------------------------------------------------------------------------
Steven Abboud, President    1998      - 0 -         - 0 -           - 0 -
------------------------------------------------------------------------------




         Long Term Compensation
-----------------------------------------
             Awards              Payouts
-----------------------------------------
                                        Restricted      Securities Underlying   LTIP            All Other
Name and Principal Position     Year    Stock Award(s)  Options/SARs(#)         Payouts ($)     Compensation ($)
-------------------------------------------------------------------------------
Donald J. Lisa, Preident        2000    - 0 -                - 0 -                - 0 -            - 0 -
-------------------------------------------------------------------------------
David Wintroub, Preident        2000    5,000                - 0 -                - 0 -            - 0 -
-------------------------------------------------------------------------------
Steven Abboud, President        1999    1,000                - 0 -                - 0 -            - 0 -

-------------------------------------------------------------------------------


(1) For his services, Lisa was granted an option to purchase 18,639 shares of common stock through January 29, 2005, at an exercise price of $1.25 per share.

(2) For his services, Wintroub was granted (i) an option to purchase 19,000 shares of common stock through January 29, 2005, at an exercise price of $1.25 per share, and (ii) an option to purchase 55,000 shares of common stock through January 29, 2005, at an exercise price of $2.25 per share.

(3) On December 31, 1999, Abboud received 1,000 restricted shares of the Company's common stock, which, when valued at the common stock's prevailing market price of $1.00 per share, was valued at $1,000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 5, 2001, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:

Name of Beneficial Owner(1)   Shares Owned Beneficially        Percent Owned (2)
------------------------      --------------------------------------------------

Steven Abboud (3) (4) (5)            2,317,604.5 (6)               21.0%
Joann Abboud (4)                       666,260                      6.0%

Name of Officers & Directors(1)  Shares Owned Beneficially(2)  Percent Owned (2)
----------------------------------------------------------  -----------------
Bryan Abboud (3) (4) (5)             3,323,318.9 (7)               30.2%
Donald J. Lisa                         121,639 (8)                  1.1%
David Wintroub                          79,000 (9)                   *
Thomas Hawkins                           3,000                       *

Officers & Directors as a group      3,526,957.9                   32.0%

*  Less than 1%

(1) No officer, director or security holder listed above owns any warrants, options or rights, except as otherwise specified in these notes. (See "Certain Relationships and Related Transactions.")

(2) The number of shares of Common Stock owned, and the percent owned, are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.

(3) Steven Abboud is a principal beneficial owner of 88% of the voting stock of Shining Star ("SSI") and Bryan Abboud is a principal beneficial owner of 12% of the voting stock of SSI. SSI owns a total of 922,358 shares of Global, therefore 811,675.04 of SSI's shares are owned by Steven Abboud and are included in his ownership figure in the above table, and the remaining 110,682.96 shares are owned by Bryan Abboud and are also included in his ownership figure in the above table.

(4) Bryan Abboud and Steven Abboud are brothers and Joann Abboud is the mother of Bryan and Steven Abboud. Joann Abboud is the principal beneficial owner of 100% of the voting stock of the Abboud Family Trust. The Abboud Family Trust owns 90,500 shares of Global. The 90,500 shares are reflected in the total 666,260 shares owned by Joann Abboud.

(5) Gene Abboud is the principal and beneficial owner of 50% of the voting stock of Masadi Financial, which owns a total of 627,001 shares of Global. Gene Abboud is a second cousin of Bryan and Steven Abboud. Steven Abboud is the beneficial owner of the remaining 50% of Masadi Financial. Gene and Steven Abboud each own 313,500.50 shares of the 627,001 total shares Masadi owns in Global. The 313,500.50 shares owned by Steven Abboud are reflected in his total ownership figure in the table above.

(6) Includes 90,000 shares beneficially owned by Steven Abboud by virtue of his ownership of an option to purchase 90,000 shares of common stock through January 25, 2005, at the exercise price of $1.25 per share.

(7) Includes 424,936 shares beneficially owned by Bryan Abboud by virtue of his ownership of (i) an option to purchase 150,000 shares of common stock through January 31, 2005, at the exercise price of

$1.00 per share, and (ii) an option to purchase 20,000 shares of common stock through January 29, 2005, at an exercise price of $1.25 per share, and (iii) an option to purchase 78,936 shares of common stock through December 31, 2001, at an exercise price of $0.50 per share, and (iv) an option to purchase 176,000 shares of common stock through December 31, 2002, at an exercise price of $1.25 per share.

(8) Includes 18,639 shares beneficially owned by Lisa by virtue of his ownership of an option to purchase 18,639 shares of common stock at any time through January 29, 2005, at an exercise price of $1.25 per share.

(9) Includes 74,000 shares beneficially owned by Wintroub by virtue of his ownership of (i) an option to purchase 19,000 shares of common stock through January 29, 2005, at an exercise price of $1.25 per share, and (ii) an option to purchase 55,000 shares of common stock through January 29, 2005, at an exercise price of $2.25 per share.

Item 12.    Certain Relationships and Related Transactions

Mr. Steve Abboud, Financial Consultant and Director of the Company, and Mr. Bryan Abboud, Chairman of the Board and Treasurer of Global Entertainment Holdings/Equities, Inc. and Managing Director of Interactive Gaming & Wagering, NV, are brothers and are the principal beneficial owners of 88% and 12%, respectively, of the voting stock of Shining Star, a shareholder of the Company.

Mr. Gene Abboud, a shareholder of the Company is a second cousin to Mr. Steve Abboud and Mr. Bryan Abboud, and is the principal and beneficial owner of 50% of the voting stock of Masadi Financial, a shareholder of the Company.

On December 31, 1998, Steve Abboud, Financial Consultant of the Company, loaned to IGW $20,000 at an accrued interest of eight percent (8%) per annum. This debt has not yet been repaid.

On August 1, 1998, Bryan Abboud, the Managing Director of Interactive Gaming & Wagering, N.V. and Chairman of the Company, loaned to IGW $20,000 at an accrued interest of eight percent (8%) per annum. This debt has not yet been repaid.

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

On July 21, 1998, Mr. James Zilligen, by virtue of a Subscription Lending Agreement with a Stock Option "Kicker", loaned the Company $100,000. In the 13th through the 23rd month of the loan, the Company is to make principle and interest payments with a balloon due in July of 2000. As further inducement to make the loan, Mr. Zilligen received an option to purchase 45,000 (post-split) unregistered shares of the Company's restricted $.001 par value common stock at a strike price of $0.41 per share. On October 20, 1998, the market price for the Company's common stock was approximately $2.66 per share and Mr. Zilligen exercised his option by paying to the Company, $18,750. On March 22, 2000, Mr. Zilligen agreed, by virtue of a Letter of Understanding, to a 12 month extension for payment due on the $100,000 Note with the condition that GAMM is to begin interest payments at the end of each month with the first payment beginning on April 30, 2000 based on the principal plus accrued interest on the Note through March 31, 2000.

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

Item 13.  Exhibits and Reports on Form 8-K

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company filed on Form 8-K during the fourth quarter of the year ended December 31, 2000, on December 4, 2000, relating to its change in certifying accountant.

                                     SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of March 2001.


Global Entertainment Holdings/Equities, Inc.


Donald J. Lisa, President & CEO


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date


_____________________         Chairman of Board of DirectorsMarch 23, 2001
Bryan Abboud                        Treasurer


/s/ Donald J. Lisa            Director, President/CEO       March 23, 2001
Donald J. Lisa


/s/ David S. Wintroub         Director                      March 23, 2001
David S. Wintroub


/s/ Thomas Glaza              Director                      March 23, 2001
Thomas Glaza

                                 INDEX TO EXHIBITS



Exhibit No.      Description of Document
---------------- ---------------------------------------------------------


3.0              Articles of Incorporation*
4.0              Bylaws*
27.0             List of Subsidiaries*

---------------- ---------------------------------------------------------


*Exhibits have been previously reported on Form 10-SB.