Form 10QSB
period 2001-03-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2001-05-15
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____________

Commission file number: 0-27637
                        -------

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

                  Issuer's telephone number: (602) 952-0711
                                             --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of May 11, 2001, there were 10,682,538 outstanding shares of the issuer's common stock, par value $0.001.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION...............................................1

      ITEM 1.     Financial Statements.......................................1

      ITEM 2.     Management's Discussion and Analysis or Plan of Operation..1

                  Results of Operations......................................1

                  Liquidity and Capital Resources............................3

PART II - OTHER INFORMATION..................................................4

      ITEM 6.     Exhibits and Reports on Form 8-K...........................4

INDEX TO EXHIBITS............................................................6

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

As used herein, the term "Company" refers to Global Entertainment Holdings/Equities, Inc., and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-8and are incorporated herein by this reference.

The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2000.

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
               Consolidated Statement of Operations (Unaudited)

                                                    For the Three Months Ended
                                                             March 31
                                                    ---------------------------
                                                       2001            2000
                                                    -----------    ------------
Revenues:
       License Fees                                      35,000             -
       Royalty Fees                                     777,374        718,746
       Hosting Income                                    27,425        159,109
       Special Projects                                  95,886             -
       Other Revenues                                    85,903             -
       Sponsorship Income                                80,665        233,727
                                                    -----------    ------------
          Total Revenues                            $ 1,102,253    $ 1,111,582
                                                    -----------    ------------

Cost of Revenues:
       Special Projects                                  67,056             -
       Bandwidth                                         94,875         69,510
       Sponsorship Expenses                              13,521         71,516
                                                    -----------    ------------
          Total Cost of Revenues                        175,452        141,026

          Gross Profit                                  926,801        970,556

Expenses
       Bad Debt Provision                                    -          47,790
       Uncollectible Fees Written Off                        -          25,000
       Depreciation & Amortization                      251,763        164,418
       Rents                                             37,423        113,619
       Professional Fees                                 70,668         27,181
       Travel                                             6,651         31,481
       Financial & Investor Relations                    14,532         32,499
       Administrative Expenses                          103,412        206,930
       Consulting                                         2,656        153,192
       Advertising                                       43,972         53,371
       Wages and Salaries                               336,759         33,786
                                                    -----------    ------------
          Total Expenses                            $   867,836    $   889,267
                                                    -----------    ------------
Income (Loss) from Operations                            58,965         81,289

Other Income(Expenses)
       Interest(Expense)                                (19,873)       (10,389)
       Interest Income                                      721          1,211
       Other Income(Expense)                             (5,194)        35,597
                                                     -----------   ------------
          Total Other Income(Expenses)                  (24,346)         26,419
                                                     -----------   ------------
       Income Before Taxes                               34,619         107,708

       Provisions for Income Tax                         (3,031)        (13,698)
                                                     -----------   ------------
          Net Income                                 $   31,588          94,010
                                                     ===========   ============







See accompanying summary of accounting policies and notes to consolidated financial statements.

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
               Consolidated Statement of Operations (Unaudited)

                                                    For the Three Months Ended
                                                             March 31
                                                    ---------------------------
                                                       2001            2000
                                                    -----------    ------------

       Basic Earnings Per Share                      $   0.003           0.009

       Diluted Earnings Per Share                    $   0.003           0.009


Weighted Average Shares Outstanding                 10,414,207      10,108,741
       Retroactively Restated

Weighted Average Shares & Options                   12,187,748      10,108,741
       Outstanding


































See accompanying summary of accounting policies and notes to consolidated financial statements.

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                     Statements of Cash Flows (Unaudited)
         For the Three Months Period January 1, 2001 to March 31, 2001



                                                    For the Three Months Ended
                                                             March 31
                                                    ---------------------------
                                                        2001            2000
                                                    -------------    ----------

Cash Flows from Operating Activities
       Net Income                                    $    31,588         94,010

       Adjustments to Reconcile Net Income (Loss) to
         Net Cash Provided by Operating Activities;
            Depreciation                                 251,763        164,418
            Provisions for Bad Debt                            -         47,790
            Uncollectible Fees Written Off                     -         25,000
            Stock Issued for Services                      7,656              -
       Change in Operating Assets  & Liabilities
         (Increase) Decrease in Fees Receivable         (355,251)      (424,564)
         (Increase) Decrease in Prepaid Expenses            (977)        31,890
         (Increase) Decrease in Security Deposits         (1,014)        (1,428)
         (Increase) Decrease in Interest Receivable         (440)          (873)
         (Increase) Decrease in Employee Receivable        1,082          7,692
         (Increase) Decrease in Notes Receivable         150,000              -
         Increase in Accounts Payable                    128,317        147,131
         Increase in Software Design                     (39,333)
         Increase in Accrued Expenses                      9,243          1,155
         Increase in Taxes Payable                         3,030         13,698
         (Decrease) Increase in Accrued Interest           3,698         10,917
         (Decrease) Increase in Accrued Wages                  -        (26,323)
         (Decrease) Increase in Cash in Escrow Restricted      -        (19,410)
                                                    -------------     ----------
   Net Cash Provided (Used) in Operating Activities      189,362         71,103
                                                    -------------     ----------
Cash Flows from Investing Activities
       Purchase of Fixed Assets                         (331,732)      (239,907)
                                                    -------------     ----------
   Net Cash (Used) in Investing Activities          $   (331,732)      (239,907)
                                                    -------------     ----------










See accompanying summary of accounting policies and notes to consolidated financial statements.

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                     Statements of Cash Flows (Unaudited)
         For the Three Months Period January 1, 2001 to March 31, 2001



                                                    For the Three Months Ended
                                                             March 31
                                                    ---------------------------
                                                        2001            2000
                                                    -------------    ----------

Cash Flows from Financing Activities
   Increase (Decrease) in Capital Lease Liabilities      (3,870)        (5,414)
   Payment on Long-Term Debt                            (75,000)            -
   Increase (Decrease) in Notes Payable                  79,010        (97,196)
   Sale of Common Stock                                      -         253,391
                                                    -------------    ----------

     Net Cash Provided by Financing Activities      $       140        151,321
                                                    -------------    ----------
     Increase (Decrease) in Cash & Cash Equivalents    (142,230)       (17,483)

     Cash & Cash Equivalents at Beginning of Period     164,455        236,184
                                                    -------------    ----------
     Cash & Cash Equivalents at End of Period       $    22,225        218,701
                                                    =============    ==========

Disclosures from Operating Activities:
       Interest Expense                                  26,065         10,389
       Taxes                                             13,698         10,698

Significant Non-Cash Transactions:
       Issued 39,000 for Prepaid Public Relations            -         130,000




















See accompanying summary of accounting policies and notes to consolidated financial statements.

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets
                March 31, 2001 (Unaudited) and December 31, 2000



                                             As of March 31   As of December 31,
                                                  2001             2000
                                             ---------------  ---------------
                                               (Unaudited)       (Audited)
                                             ---------------  ---------------

                                   A S S E T S

Current Assets:
      Cash & Cash Equivalents                        22,225           164,455
      Accounts Receivable Net of Provision          911,336           556,085
      Note Receivable                               600,000           550,000
      Prepaid Expenses                               22,662            21,685
      Interest Receivable                             3,373             2,933
      Employee Accounts Receivable                   27,408            28,490
                                               ---------------   ---------------
         Total Current Assets                     1,587,004         1,323,648


Property & Equipment
      Automobile- Net                                28,567            45,295
      Proprietary Software - Net                    750,032           490,552
      Package Software- Net                         104,716           103,448
      Office Improvements- Net                       30,522            22,433
      Computer Equipment- Net                       363,891           434,755
      Furniture & Fixtures- Net                     103,505            88,934
      Websites - Net                                339,830           455,677
                                               ---------------   ---------------
         Total Property & Equipment               1,721,063         1,641,094

Long-Term Assets
      Note Receivable                               903,669         1,103,669

Other Assets
      Security Deposit                               35,059            34,045
      Software Design & Development-Net             147,752           108,419
                                               ---------------   ---------------
         Total Other Assets                         182,811           142,464
                                               ---------------   ---------------
         Total Assets                          $  4,394,547         4,210,875
                                               ===============   ===============







See accompanying summary of accounting policies and notes to consolidated financial statements.



          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets
                March 31, 2001 (Unaudited) and December 31, 2000



                                                                As of March 31    As of December 31,
                                                                     2001              2000
                                                                ---------------   ---------------
                                                                  (Unaudited)        (Audited)
                                                                ---------------   ---------------

          L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y
Current Liabilities
      Accounts Payable                                             573,629         445,312
      Accrued Expenses                                              37,505          28,262
      Accrued Interest                                              37,402          33,704
      Current Portion- Capital Leases                               14,285          17,856
      Current Portion- Notes Payable                               940,903         983,000
      Note Payable- Line of Credit                                  51,951           5,844
      Income Taxes Payable                                          31,513          28,483
                                                                ------------    -------------

         Total Current Liabilities                              $1,687,188       1,542,461

Long Term Liabilities
      Notes Payable                                                908,000         983,000
      Less Current Portion                                        (908,000)       (983,000)
                                                                ------------    -------------
         Total Long Term Notes Payable                                  -               -

      Capital Lease Payable                                         28,834          29,133
                                                                ------------    -------------
         Net Long Term                                              28,834          29,133
         Liabilities
                                                                ------------    -------------
         Total Liabilities                                      $1,716,022       1,571,594
                                                                ------------    -------------

Stockholders' Equity
      Preferred Stock, 25,000,000 Shares Authorized,
         at $.001 Par Value, None Issued
      Common Stock, 100,000,000 Shares Authorized                   10,418          10,406
         Par Value of $.001;
         10,418,040 & 10,406,540 Shares Issued and
         Outstanding Respectively Retroactively Restated
      Paid in Capital                                            3,223,576         3,215,932
      Retained Earnings(Deficit)                                  (108,169)         (139,757)
      Treasury Stock, at Cost                                     (447,300)         (447,300)
                                                                ------------    -------------
         Net Stockholders' Equity                                2,678,525         2,639,281
                                                                ------------    -------------
         Total Liabilities and Stockholders' Equity              4,3$4,547         4,210,875
                                                                ============    =============


See accompanying summary of accounting policies and notes to consolidated financial statements.

                 GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


NOTE 1 - GENERAL

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

Principles of Consolidation
The Company currently has two wholly owned subsidiaries; Interactive Gaming and Wagering NV, (IGW), a Netherlands Antilles Corporation in Curacao, Netherlands Antilles, and Prevail Online, Inc., (Prevail), a Colorado Corporation. IGW, is engaged in the conception and creation of computer software programs for the gaming and wagering industry. Prevail, was purchased in August of 1999 and it is engaged in the creation and operation of websites and derives its revenues from banner advertising. The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the years ended December 31, 2001 and 2000. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10KSB, as amended.

Shares of common stock issued by the Company for other than cash have been assigned amount equivalent to the fair value of the service or assets received in exchange.

Start-up and organization costs are recorded in accordance with the provisions of Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred.

                 GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


NOTE 2 - BASIS OF PRESENTATION (con't)

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.

ITEM 2.     Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Information-General

This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's projections, and the internet gaming industry. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company makes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

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

Historically, approximately 50% of all gaming revenue for "Sportsbook" operators, in the USA and abroad, are generated during American Professional and Collegiate football season. This statistic has proven to be steadfast from IGW's inception through 1999. However, for the year ended 2000, IGW's sportsbook realized only 31% of its total revenues during the fourth quarter. With the recent development, licensing and introduction of the new Internet based casino software, revenues are anticipated to continue to balance out during the off season months as a result of the additional royalties gained through the licensing of the newly introduced Casino software. As new licensees and additional software platforms are added, the Company hopes revenues become more balanced during the other sport seasons.

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

The Company enjoyed a net profit from operations of $58,965 for the quarter ending March 31, 2001, as compared to a net profit from operations of $81,289 for the quarter ended March 31, 2000. This performance continues the Company's string of three consecutive years of improved bottom line performance and yielded a return on stockholder equity of over 8% for the first quarter of the year 2001.

The top line revenue of the Company is primarily derived from software licensing and Website services for licensees (including royalties) generated by the wholly owned subsidiary, Interactive Gaming & Wagering ("IGW") and advertising and sponsorship revenues generated by the Company's other wholly owned subsidiary, Prevail Online, Inc. ("Prevail"). The Company's revenues decreased slightly to $1,102,253 for the quarter ended March 31, 2001 as compared to $1,111,582 for the quarter ended March 31, 2000.

IGW offers to its licensees the ITSCS and the Casino Hook software platforms. IGW revenues showed continued growth from license fees, hosting income, marketing services, loyalty program and bandwidth services of $244,214 and royalties of $777,374, representing 93% of the total Company revenues for the quarter ending March 31, 2001 compared to $159,109 and $718,746 for the quarter ending March 31, 2000. Royalty fees grew 8% despite recent reductions in royalty rates while the other revenue sources, including new sources, grew 54%. As of March 31, 2001, IGW supported 12 fully operational licensee web sites.

IGW's continued improvement is evidenced by the 79% increase of its net income from operations, which was $224,174 during the quarter ended March 31, 2001, as compared to $124,939 during the quarter ended March 31, 2000. Correspondingly, IGW's gross income increased 16% for the quarter ended March 31, 2001, to $1,022,028 from $878,059 for the same period of 2000.

Prevail generated revenues of only $80,665 for the quarter ended March 31, 2001, compared to $233,727 for the quarter ended March 31 2000. Prevail revenue accounted for approximately 7% of the Company's revenues for the period ended March 31, 2001, as compared to 21% for the period ended March 31, 2000. The decrease in Prevail revenue is attributed to the replacement of the former management and the interruption in business operations caused by the movement of Prevail's principal office to Phoenix, Arizona. The Company still anticipates Prevail will experience revenue growth of more than 15% during the next three years as operations return to normal and then progress therefrom.

As a result of an aggressive cost cutting effort, Prevail substantially reduced its expenses in the quarter ending March 31, 2001, thereby substantially offsetting its revenue loss during the same period. For the quarter ended March 31, 2000, Prevail experienced a net profit from operations of $39,589 as compared to a net loss from operations of $43,805 for the quarter ended March 31, 2001.

The Company believes its new products will significantly expand its markets and attract many new licensees. Accordingly, the Company expects IGW licensing revenue growth to expand as more licensees sign licenses and commence operations. Additionally, IGW's royalties from existing licensees Internet gaming operations is expected to increase on an annual basis.

Operating expenses increased 1% to $1,043,288 for the quarter ended March 31, 2001 compared to $1,030,293 for the first quarter of the year 2000.

The Company has adopted modified accounting procedures, which has consolidated some of the older accounts, in order to clarify accounting for various components of employee's compensation, and the capitalization and amortization/depreciation of its software development. These two expense categories account for 66% of the Company's total expenses consistent with the importance of their roles in the Company's strategic plan and operations.

The Company expects to attract two (2) of the proposed six (6) additional licensees by the end of the second quarter of the year 2001, and to sign the remaining four (4) licensees in the second half of the year. The Company anticipates requiring an asset investment of an additional $1 million in hardware and software to accommodate the additional six (6) licensee contracts.

Accordingly, the Company expects IGW licensing revenue growth to expand as more licensees sign licenses and commence operations. IGW's royalties from licensees' Internet gaming operations should significantly increase during the next several years. The Company expects its net profits, before tax, for the fiscal year ending December 31, 2001, to at least double that of the fiscal year 2000 net profits, before tax, which was $256,497.

Liquidity and Capital Resources

The Company's single largest source of revenue has been one of IGW's software licensees. As of December 31, 2000, this licensee owed IGW approximately $1.6 million in past due royalties. As the licensee became incapable of maintaining payments at the current royalty rate, the Company has agreed to a reduction in the royalty rate in exchange for a conversion of the account receivable to a long term note receivable of equivalent amount, with an accelerated fixed repayment schedule of $50,000 per month, in addition to the current royalty. Although the monthly royalty rate to this licensee has decreased per month, effective January 1, 2001, IGW still firmly believes that such a decrease will not decrease total revenue from this licensee because such decrease in royalty rate will allow the licensee to increase its advertising and marketing efforts, thereby increasing their revenues. If the licensee generates higher revenues, it will pay IGW higher total royalty payments despite a lower royalty rate. Initial indications are consistent with this analysis and expectation. However, the Company cannot guarantee that revenues from this licensee will continue to increase under any circumstances, irrespective of the royalty rate.

As a result of the account receivable conversion, the Company's accounts receivable as of March 31, 2001, substantially decreased to $911,336, as compared to $1,935,790 at March 31, 2000. The majority of the receivables are from operating licensees, which have a 30-day term agreement for royalties. As a result of the restructure of the accounts receivable described above, the average period of collection substantially decreased from 193 days to 74 days, and the Company is further committed to reducing the aging to a conventional 30 day period.

Net cash generated from operating activities for the three months ended March 31, 2001 increased to $189,362 compared to $71,103 for the three months ended March 31, 2000. The increase in cash from operations was primarily due to the decrease in notes receivable and the cash savings from depreciation expense.

Net cash used for investing activities for the three months ended March 31, 2001 was $331,732 compared to $239,907 for the three months ended March 31, 2000. The increase was primarily due to investment in the capitalization of software development expenses and in the purchase of computer equipment. Net cash provided by financing activities for the three months ended March 31, 2001, was $140, as compared to $151,321 for the three months ended March 31, 2000. This March 31, 2001 balance of cash provided by financing activities is the result of the Company's repayment of $78,870 in debt and the Company's borrowing of $79,010. This nominal level of financing indicates that the Company has become profitable and can support itself from internally generated funds. Nevertheless, the Company continues to seek outside financing, through either the sale of equity or debt, to more quickly facilitate expansion of the Company's operations.


                           PART II - OTHER INFORMATION

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

Global Entertainment Holdings/Equities, Inc.


/s/ Donald J. Lisa
--------------------------------------------
Donald J. Lisa, President

May 15, 2001

                                INDEX TO EXHIBITS

Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT           PAGE
NO.               NO.         DESCRIPTION

3.1               *           Articles  of  Incorporation

3.2               *           Bylaws