Form 10KSB/A
period 2000-12-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2001-05-31
CIK 1096050

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB
                               Amendment No. 1

(Mark One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, for the fiscal year ended December 31, 2000.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange0 Act of 1934, for the transition period from _________ to _________

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

                              TABLE OF CONTENTS

Item 1.     Description of Business..........................................1
            Forward-Looking Information-General..............................1
      1:1   Company Description..............................................1
            Interactive-Gaming & Wagering, N.V...............................1
            Prevail Online, Inc..............................................2
      1:2   Products and Services............................................3
            Java Casino Games................................................3
      1:3   Sales and Marketing Strategy.....................................3
      1:4   Competition......................................................3
      1:5   Technology.......................................................4
            Continue Technology Development..................................4
            Redundant High-Speed Network.....................................4
Item 2.     Description of Property..........................................5
Item 3.     Legal Proceedings ...............................................5
Item 4.     Submission of Matters to a Vote of Security Holders..............5
Item 5.     Market for Common Equity and Related Stockholder Matters.........5
Item 6.     Management's Discussion and Analysis or Plan of Operation........6
      6:1   General..........................................................6
      6:2   Growth Strategy..................................................6
            Expand Market Integration........................................7
      6:3   Results of Operations............................................7
      6:4   Liquidity and Capital Resources.................................10
Item 7.     Financial Statements............................................11
Item 8.     Changes in and Disagreements with Accountants...................24
Item 9.     Directors and Executive Officers................................24
Item 10.    Executive Compensation..........................................26
Item 11.    Security Ownership of Certain Beneficial Owners and Management..27
Item 12.    Certain Relationships and Related Transactions .................28
Item 13.    Exhibits and Reports on Form 8-K................................29

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

1.  www.vipsports.com
2.  www.vipcasinos.com
3.  www.5cardcharlie.com
4.  www.fairdealsports.com
5.  www.fairdealcasino.com
6.  www.gamedaycasino.com
7.  www.gamedaysportsbook.com
8.  www.wssbcasino.com
9.  www.wallstreetsuperbook.com
10. www.fivecardcharlie.com
11. www.vipsoccer.com
12. www.sunnysportsbook.com

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


       Quarter                 High                   Low
---------------------  --------------------- ---------------------

  1st Quarter 1999            $17.875                $6.25
---------------------  --------------------- ---------------------

  2nd Quarter 1999            $17.625               $10.125
---------------------  --------------------- ---------------------

  3rd Quarter 1999            $7.00*                $1.87*
---------------------  --------------------- ---------------------

  4th Quarter 1999             $4.00                $1.125
---------------------  --------------------- ---------------------

  1st Quarter 2000             $5.00                 $1.00
---------------------  --------------------- ---------------------

  2nd Quarter 2000             $2.00                 $1.00
---------------------  --------------------- ---------------------

  3rd Quarter 2000             $3.95                 $0.55
---------------------  --------------------- ---------------------

  4th Quarter 2000             $1.75                 $0.25
---------------------  --------------------- ---------------------

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

Through research and development in the past four years, the Company identified the opportunity of offering proprietary software and related services to online gaming operators and successfully launched its first licensee in 1997. The Company encourages its licensees to target only customers in countries that regulate online gaming. Currently, there are several countries which support the online gaming industry through regulation and/or taxation, including; such nations as Sweden, Finland, Australia, Germany, Liechtenstein, the Netherlands Antilles, Dominica and Antigua.

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

6:2   Growth Strategy

The development of telecommunications and the emergence of new technology have created opportunities to develop new, efficient and secure ways to deliver information and entertainment to consumers. The Company intends to capitalize on its technological niche and expertise to become a world leader in online gaming software systems. The Company's key strategic objectives are to: (i) continue supporting core holdings of Internet gaming software development and licensing;
(ii) expand to other Internet markets, through acquisitions in the content and publishing markets; and (iii) The company will pursue opportunities in e-commerce through the Company's wholly owned subsidiary, IGW. The Company will develop the software to integrate the banking operation for e- commerce. The Company will continue to develop software that enables e-commerce through their licensee's web sites as part of the Company's software solution. The Company proposes to seek a joint venture partner to facilitate credit card transactions, for their licensee web sites. However, currently no acquisitions or joint ventures have been identified.

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

Selected Statement of Operations Information

                                    For the Year Ended      For the Year Ended
                                    December 31, 2000       December 31, 1999
Total Revenues                       $  4,572,489             $ 2,821,599
Total Expenses                       $  4,360,573             $ 2,801,520
Income (Loss) From Operations        $    211,916             $    20,079
Total Other Income (Expense)         $     22,658             $   (55,425)
Net Profit (Loss) before taxes       $    234,574             $   (35,346)

Selected Balance Sheet Information
                                    For the Year Ended      For the Year Ended
                                    December 31, 2000       December 31, 1999
Total Current Assets                 $ 1,373.648              $ 1,869,295
Total Current Liabilities            $ 1,542,461              $   762,021
Total Property & Equipment           $ 1,641,094              $ 1,640,135
Total Liabilities                    $ 1,571.594              $ 1,122,416
Total Notes Receivables              $ 1,053,669              $         0
Total Other Assets                   $   142,464              $   135,195
Total Assets                         $ 4,210,875              $ 3,644,625
Net Shareholders' Equity             $ 2,639,281              $ 2,522,209

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

                                    /s/  Clyde Bailey
                                    Clyde Bailey
                                    Certified Public Accountant

January 15, 2001

             GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                             Consolidated Balance Sheet
                               As of December 31, 2000

                                     A S S E T S

Current Assets:
    Cash & Cash Equivalents                       $      164,455
    Accounts Receivable Net of Provision                 556,085
       for Bad Debts of $119,590
    Note Receivable                                      550,000
    Prepaid Expenses                                      21,685
    Interest Receivable                                    2,933
    Employee Accounts Receivable                          28,490
                                                 ---------------

       Total Current Assets                                       $   1,323,648

Property & Equipment
    Automobile- Net                                       45,295
    Proprietary Software- Net                            490,552
    Other Software - Net                                 103,448
    Office Improvements- Net                              22,433
    Computer Equipment- Net                              434,755
    Furniture & Fixtures- Net                             88,934
    Websites - Net                                       455,677
                                                 ---------------

       Total Property & Equipment                                     1,641,094

Long-Term Assets
    Note Receivable                                                   1,103,669

Other Assets
    Security Deposits                                     34,045
    Software Design & Development-Net                    108,419
                                                 ---------------

       Total Other Assets                                               142,464
                                                                ---------------

       Total Assets                                              $    4,210,875
                                                                ===============





See Accompanying summary of accounting principles and notes to consolidated financial statements.

             GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                             Consolidated Balance Sheet
                               As of December 31, 2000

            L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

Current Liabilities
    Accounts Payable                                     445,312
    Accrued Expenses                                      28,262
    Accrued Interest                                      33,704
    Current Portion- Capital Leases                       17,856
    Current Portion- Notes Payable                       983,000
    Note Payable- Line of Credit                           5,844
    Income Taxes Payable                                  28,483
                                                 ---------------
       Total Current Liabilities                                  $   1,542,461

Long Term Liabilities                                          -
---------------------
    Notes Payable                                        983,000
    Less Current Portion                               (983,000)
                                                 ---------------
       Total Long Term Notes Payable                           -

    Capital Lease Payable                                 29,133
                                                 ---------------
       Net Long Term Liabilities                                         29,133
                                                                 --------------
       Total Liabilities                                              1,571,594
                                                                 --------------


Stockholders' Equity
    Preferred Stock, 25,000,000 Shares Authorized,
       at $.001 Par Value, None Issued
    Common Stock, 100,000,000 Shares Authorized           10,406
       Par Value of $.001;
       10,406,540 Shares Issued with Outstanding
    Paid in Capital                                    3,215,932
    Retained Earnings(Deficit)                         (139,757)
    Treasury Stock, at Cost                            (447,300)
                                                 ---------------
       Net Stockholders' Equity                                       2,639,281
                                                                 --------------
       Total Liabilities and Stockholders' Equity                $    4,210,875
                                                                 ==============




See Accompanying summary of accounting principles and notes to consolidated financial statements.

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                     Consolidated Statement of Operations
            For the Twelve Months Ended December 31, 2000 and 1999

                                                       2000            1999
                                                   ------------    ------------
Revenues:
       License Fees                                     909,031         445,000
       Royalty Fees                                   2,826,718       1,983,773
       Hosting Income                                   113,325         159,090
       Advertising Revenues                             723,415         233,736
                                                   ------------    ------------
          Total Revenues                           $  4,572,489    $  2,821,599
                                                   ------------    ------------

Expenses
       Bad Debt Provision                                47,790          71,800
       Uncollectible Fees Written Off                    81,152         180,030
       Depreciation & Amortization                      762,382         425,553
       Rents                                            340,538         225,593
       Professional Fees                                119,297         138,058
       Travel                                           122,814          57,904
       Financial & Investor Relations                    87,880         149,829
       Administrative Expenses                          502,779         461,797
       Consulting                                     1,379,441         749,334
       Advertising                                      316,696          72,906
       Litigation Settlement                                  -          75,000
       Bandwidth Expenses                               599,804         125,091
       Options Issued Expenses                                -          68,625
                                                   ------------    ------------
          Total Expenses                           $  4,360,573    $  2,801,520
                                                   ------------    ------------

Income (Loss) from Operations                           211,916          20,079

Other Income(Expenses)
       Interest(Expense)                               (29,760)        (59,353)
       Interest Income                                    4,935           3,928
       Other Income(Expense)                             47,483               -
                                                   ------------    ------------
          Total Other Income(Expenses)                   22,658        (55,425)
                                                   ------------    ------------

       Income Before Taxes                              234,574        (35,346)

       Provisions for Income Tax                       (16,912)        (11,571)
                                                   ------------    ------------
          Net Income                               $    217,662    $   (46,917)
                                                   ============    ============

       Basic Earnings Per Share                    $      0.021    $    (0.005)
       Diluted Earnings Per Share                  $      0.018    $    (0.004)

Weighted Average Shares Outstanding                  10,289,578     10,301,282
       Retroactively Restated

Weighted Average Shares & Options                    12,062,120     11,001,782
       Outstanding





See Accompanying summary of accounting principles and notes to consolidated financial statements.

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Statements of Cash Flows
         For the Twelve Month Period Ended December 31, 2000 and 1999


Cash Flows from Operating Activities
       Net Income (Loss)                              $    217,662     (46,917)

       Adjustments to Reconcile Net Income (Loss) to
         Net Cash Provided(Used) to Operating Activities;
            Depreciation & Amortization                    762,382      425,553
            Write off Uncollectible Fees Receivable         81,152      180,030
            Options Issued Expense                               -       68,625
            Provisions for Bad Debt                         47,790       71,800
            Non Cash Expenses                              110,481      131,654
       Change in Operating Assets  & Liabilities
         (Increase) Decrease in Fees Receivable            832,150    (548,977)
         (Increase) Decrease in Prepaid Expenses            46,256     (64,457)
         (Increase) Decrease in Security Deposits         (16,825)      (3,594)
         (Increase) Decrease in Interest Receivable          (301)      (2,632)
         (Increase) Decrease in Employee Receivable         22,822     (51,312)
         (Increase) Decrease in Notes Receivable       (1,653,669)            -
         (Decrease) Increase in Accounts Payable           135,419      280,177
         (Decrease) Increase in Accrued Expenses            14,791       13,471
         (Decrease) Increase in Taxes Payable               16,912       11,571
         (Decrease) Increase in Customer Deposits         (35,880)       35,880
         (Decrease) Increase in Accrued Interest           (6,466)       27,605
         (Decrease) Increase in Accrued Wages             (49,930)       32,130
                                                      ------------  -----------
Net Cash Provided (Used in) to Operating Activities   $   524,746    $  560,607
                                                      ------------  -----------

Cash Flows from Investing Activities
         Purchase of Websites                                    -    (402,813)
         Purchase of Software Design & Development         (2,565)     (27,857)
         Purchase of Proprietary Software                (615,800)           -
         Purchase of Automobile                                  -     (70,949)
         Purchase of Package Software                     (16,813)    (110,151)
         Purchase of Office Improvements                   (7,396)     (23,931)
         Purchase of Computer Equipment                   (94,255)    (725,035)
         Purchase of Furniture & Fixtures                 (17,156)    (131,780)
                                                      ------------  -----------
            Net Cash (Used) in Investing Activities   $  (753,985)  $(1,492,516)
                                                      ------------  -----------




See Accompanying summary of accounting principles and notes to consolidated financial statements.

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Statements of Cash Flows
         For the Twelve Month Period Ended December 31, 2000 and 1999

Cash Flows from Financing Activities
         Increase( Decrease) in Capital Lease Liabilities        -       66,414
         Payment on Capital Leases                        (19,691)     (12,760)
         Increase (Decrease) in Notes Payable              418,000      525,000
         Payment on Notes Payable                         (29,849)    (175,000)
         Treasury Stock                                  (447,300)            -
         Contributed Capital                                     -       46,782
         Sale of Common Stock                              236,250      595,335
                                                      ------------  -----------
      Net Cash Provided(Used) by Financing Activ$ties      157,410    1,045,771
                                                      ------------  -----------
      Increase (Decrease) in Cash & Cash Equivalents       (71,829)     113,862

      Cash & Cash Equivalents at Beginning of Period       236,284      122,422
                                                      ------------  -----------
            Cash & Cash Equivalents at End of Period  $    164,455  $   236,284
                                                      ------------  -----------
Supplemental cashflow information:
       Interest Expense                                     29,760       59,353
       Income Taxes                                              -            -























See Accompanying summary of accounting principles and notes to consolidated financial statements.


                GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                              Statement of Stockholders Equity
                                  As of December 31, 2000

                                Common Stock     Treasury Stock
                                ------------------------------------
                                                $0.001                    Paid-In    Accumulated   Stockholders'
                                               --------
                                Shares    Par Value    Shares   Amount    Capital    Deficit       Equity
                                --------------------------------------------------------------------------------
Balance, December 31, 1999      9,455,682    9,456                       1,450,313    (310,502)     1,149,267

1/18/99
Shares Returned & Cancelle      (22,839)     (23)                               23

3/05/99
Shares Issued for Consulting    9,000         9                             26,991                    27,000
Fees at $3.00 Per Share

4/19/00
Shares Issued for Cash at       30,000        30                            67,470                    67,500
$2.25 per Share

4/19/00
Shares Issued for Cash at       9,000         9                             22,491                    22,500
$2.50 per Share

4/19/99
Shares Issues for Cash at       13,497        13                            62,972                    62,985
$4.66 per Share

4/20/99
Shares Returned by Terminat     (9,999)      (10)                             (10)                        -
Employee

5/10/99
Shares Issued for Cash at       89,100        89                           237,511                   237,600
$2.66 per Share

6/17/99
Shares Issued for Prepaid       39,000        39                           129,944                   129,983
Public Relations at $3.33
per Share

6/21/99
Shares Issued for Note Payable   6,000         6                             2,244                    2,250
Incentive at $.375 per Share






See Accompanying summary of accounting principles and notes to consolidated financial statements.


                GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                              Statement of Stockholders Equity
                                  As of December 31, 2000

                                Common Stock     Treasury Stock
                                ------------------------------------
                                                $0.001                    Paid-In    Accumulated   Stockholders'
                                               --------
                                Shares    Par Value    Shares   Amount    Capital    Deficit       Equity
                                --------------------------------------------------------------------------------
6/25/99
Shares Issued for Consulting    3,000        3                               9,997                    10,000
Services at $3.33 per Share

8/19/99
Shares Issued for Furniture       690                                        2,300                     2,300
at $3.33 per Share

8/19/99
Shares Issued for Legal Service 6,000        6                              19,996                    20,002
at $3.33 per Share

8/19/99
Shares Issued for Cash         30,000       30                              97,470                    97,500
at $3.25 per Share

8/19/99
Shares Issued for Cash         30,000       30                              79,970                    80,000
at $2.67 per Share

8/27/99
Shares Issued for Cash          9,000        9                               7,991                     8,000
at $.89 per Share

9/22/99
Shares Issued for Legal         1,000        1                               3,999                     4,000
Services at $4.00 per Share

9/23/99
Shares Issued for Technology    1,500        1                               5,999                     6,000
$4.00 per Share

9/23/99
Shares Issued to Acquire      163,500      163                             399,837                   400,000
Prevail Online Inc., at
$2.45 per share

10/19/99
Shares Issued for Cash at       3,000        3                               5,497                     5,500
$1.83 per share




See Accompanying summary of accounting principles and notes to consolidated financial statements.


                GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                              Statement of Stockholders Equity
                                  As of December 31, 2000

                                Common Stock     Treasury Stock
                                ------------------------------------
                                                $0.001                    Paid-In    Accumulated   Stockholders'
                                               --------
                                Shares    Par Value    Shares   Amount    Capital    Deficit       Equity
                                --------------------------------------------------------------------------------
11/05/99
Shares Issued for Consulting       500        1                              1,904                    1,905
at $3.81 per share

11/05/99
Shares Issued for Accounting       700        1                              1,999                    2,000
Services at $2.85 per share

11/05/99
Issued Shares for Accrued        9,000        9                             21,311                   21,320
Interest Expense at $2.37 per Share

11/05/99
Shares Issued for Cash at $2.75  5,000        5                             13,745                   13,750
per share

11/05/99
Shares Issued for Misc Services    500        1                              1,624                    1,625
at $3.25 per share

12/31/99
Shares Issued for Employee      16,300       16                             16,284                   16,300
Bonus at $1.00 per share

12/31/99
Shares Issued for Technology    15,012       15                              9,985                   10,000
at $.66 per Share

12/31/99
Shares Issued for Technology    34,903       35                             26,160                   26,195
at $,75 per Share

Shares returned and Cancell     (7,613)      (7)                                 7

Rounding                          (80)                                                                 (20)
Paid in Capital - Options                                                   68,625                   68,625

Contributed Capital                                                         75,039                   75,039





See Accompanying summary of accounting principles and notes to consolidated financial statements.


                GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                              Statement of Stockholders Equity
                                  As of December 31, 2000

                                Common Stock     Treasury Stock
                                ------------------------------------
                                                $0.001                    Paid-In    Accumulated   Stockholders'
                                               --------
                                Shares    Par Value    Shares   Amount    Capital    Deficit       Equity
                                --------------------------------------------------------------------------------
Net Income (Loss)                                                                      (46,917)     (46,917)

Balance December 31, 1999      9,940,353    9,940                        2,869,688    (357,419)   2,522,209

1/18/00
Shares Issued for Consulting       5,000        5                            6,245                    6,250
Services at $1.25 per Share

3/7/00
Shares Issued for Consulting      20,000       20                           14,980                   15,000
Services at $.75 per Share

3/18/00
Shares Issued for Cash at        315,000      315                          235,935                  236,250
$.75 per share

3/18/00
Shares Issued for Technology       1,787        2                            2,679                    2,681
at $1.50 per Share

3/18/00
Shares Issued for Note Extension  75,000       75                           14,925                   15,000
at $.50 per share

8/23/00
Shares Issued for Technology      49,400       49                           71,501                   71,550
at $1.45 per share

Rounding                                                                      (20)                     (21)
Treasury Stock, at Cost                             174,500    (447,300)                          (447,300)

Net Income (Loss)                                                                      217,662     217,662

                              -------------------------------------------------------------------------------
Balance December 31, 2000     10,406,540  $10,406   174,500   $(447,300) $3,215,932   $(139,757) $2,639,281
                              ===============================================================================









See Accompanying summary of accounting principles and notes to consolidated financial statements.

               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                              Notes to Financial Statements


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

               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                              Notes to Financial Statements



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

Stock-Based Compensation Plans
SFAS No. 123, "Accounting for Stock-Based Compensation," allows for either the adoption of a fair value method for accounting for stock- based compensation plans or for the continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations with supplemental disclosures.

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

               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                              Notes to Financial Statements


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

               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                              Notes to Financial Statements


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

               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                              Notes to Financial Statements


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


                                        Market      Discount    Present     Cost of
Description                             Price       Rate        Value       Option       Expense
225,000 Options, expiring 12/31/01     $  1.00        5.5%       $.8516      $.098       $ 2,027
475,500 Options, expiring 12/31/02     $  1.00        5.5%       $.8985      $.067       $46,598
                                                                                         -------
      Total Expense Recognized for year ended December 31, 1999                          $68,625
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

The following information is presented with respect to the Company's stock options:
                                              Number            Weighted Average
                                              Of Shares         Exercise Price
                                              ---------         ----------------

Outstanding at December 31, 1997                     -                     -
  Granted                                       225,000                  0.60
  Exercised                                          -                     -
  Cancelled                                          -                     -

Outstanding at December 31, 1998                225,000                  0.60
  Granted                                       475,500                  1.29
  Exercised                                          -                     -
  Cancelled                                          -                     -

Outstanding at December 31, 1999                700,500                  1.07
  Granted                                       821,043                  1.46
  Exercised                                          -                     -
  Cancelled                                          -                     -

Outstanding at December 31, 2000              1,521,543                 $1.28

               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                              Notes to Financial Statements


Had compensation expense been recorded for the Company's awards based on fair value at the grant dates consistent with the methodologies of SFAS No. 123, the Company's reported net income (loss) available to common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                For the Years Ended December 31,

                                                    2000           1999

Net income (loss) available to common shareholders:
  As reported.............................       $  217,662      $  (46,917)
  Pro forma...............................          206,167         (46,917)

Basic earnings (loss) per share:
  Common share as reported......................      0.021          (0.005)
  Common share pro forma........................      0.020          (0.005)

Diluted earnings (loss) per share:
  Common share as reported and pro forma........      0.018          (0.004)

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

               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                              Notes to Financial Statements


NOTE #6 - PROPERTY, EQUIPMENT AND DEPRECIATION

Capitalized amounts are depreciated over the estimated useful life of the asset using the straight line method of depreciation. At December 31, 2000 and 1999, the Company had property and equipment as follows:


      Assets            2000     1999                2000           1999        Accumulated
                        Cost     Cost      Life   Depreciation   Depreciation   Depreciation     Basis
Automobile              70,949    70,949     3       14,189         11,465         25,654       45,295
Proprietary Software   613,235       -0-     3      122,683            -0-        122,683       490,55
Other Software         134,253   117,440     3       22,316         28,222         30,805      103,448
Office Improvements     33,297    25,901     5        6,659          4,205         10,864       22,433
Computer Equipment     910,124   801,234     3      264,954        183,906        475,369      434,755
Websites               790,643   802,813     3      270,050         64,916        334,966      455,677
Furniture & Fixtures   173,026   155,870     3       49,510         28,222         84,092       88,934
      Total          2,725,527 1,974,207            750,361        298,773      1,084,433    1,641,094
Software Design for
         Licensing     357,812   355,347     3       12,021        126,780        249,393      108,419


NOTE #7 - NOTES PAYABLE

The Company has the following notes payable obligations.
                                                            2000         1999
   Note Payable to an Individual, Interest at 10%,
      Due Date March 31, 2001                             $ 115,000    $ 100,000
   Note to a Related Party at 8% Interest, Due on Demand    115,000      115,000
   Note to a Related Party 10% Interest, Due March 31,2001   25,000      225,000
   Note to an Unrelated Party, No Interest, Due June 2000       -0-      125,000
   Note to Seller of Website, Due on Demand                 250,000          -0-

   Convertible Debt
   Note to Related Party, dated July 18, 2000, 10% interest  40,000          -0-
     paid monthly, Convertible at $.50 per share before
     August 1, 2001.
   Note to Unrelated Party, dated August 11, 2000,           50,000          -0-
     10% Interest, paid monthly, Convertible at $1.50
     per share before October 1, 2001.
   Note to Related Party, dated August 2, 2000, 10% Interest 10,000          -0-
     paid monthly, Convertible at $.50 per share before
     March 31, 2001.
   Note to Unrelated Parties, dated August 30, 2000,        178,000          -0-
     10% Interest, paid monthly, Convertible at $1.50 per share before September 1, 2001.

         Total Notes Payable                              $ 983,000    $ 565,000
            Less Current Portion                          (983,000)   ( 240,000)
                                                          ----------------------
         Net Long Term Debt                               $     -0-    $ 325,000
                                                          ======================

               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                              Notes to Financial Statements


The Convertible Notes Payable contains a provision that the Note Holder can convert the note payable to common at any time prior to the due date.

The Company has leased assets as follows:
               Asset             Cost        Balance
               -----             ----        -------
            Pentium Computer    $ 14,348     $   -0-
            Dell Computer          5,260         -0-
            Automobile            43,949      34,853
            Dell Computer         21,085      12,136
                               ----------------------
               Total            $ 84,642     $46,989
                  Current Portion             17,856
                  Long Term Portion           29,133


      Following are maturities of debt for each of the three years.
            Year        Note Payable      Capital Lease
            ----        ------------      -------------
            2001        $  983,000        $     13,454
            2002               -0-              11,294
            2003               -0-               4,385
                        ------------      -------------
               Total    $  983,000        $     29,133

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

               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                              Notes to Financial Statements


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

               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                              Notes to Financial Statements


The following additional information is presented with respect to the Company's earnings per share amounts:

                                             For the Years Ended December 31,
                                             --------------------------------
                                             2000     Per Share   1999     Per Share
                                                      Amount               Amount
EARNINGS PER COMMON SHARE
Net income (loss) available to common
   shareholders........................     $ 217,662            $ (46,917)
Weighted average common shares:
   outstanding.........................    10,289,578   0.021   10,301,282   (0.005)
Dilutive effect of convertible debt
   subordinated shares outstanding.........   252,000   0.001           -        -
Dilutive effect of weighted average stock
options outstanding.....................    1,520,543   0.002      700,500   (0.001)
Diluted common shares outstanding......   $12,062,120   0.018   11,001,782   (0.004)


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

                                               Dec. 31, 2000   Dec. 31, 1999

Deferred Tax Asset Balance Beginning of Period   $     -0-     $     -0-
Net Operating Loss Carryforwards                 1,632,843     1,043,741
                                                   555,167        54,872
Valuation Allowance                               (555,167)     (354,872)
Net Deferred Tax Asset                           $     -0-     $     -0-
Deferred Tax Liability                           $     -0-     $     -0-

                                                                     Netherlands
                                             Total       USA         Antilles

   Net Income (Loss)                      $ 217,662  $ (589,102)    $ 806,767
   Permanent Adjustments                                    -0-      (806,767)

   Net Operating Loss Carryforwards                  (1,043,741)          -0-
   Adjusted Taxable Income                           (1,632,843)          -0-

   Current Income Taxes Payable           $  16,912  $      -0-     $  16,912

               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                              Notes to Financial Statements


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

NOTE #11 - OPERATING LEASE OBLIGATIONS

The Company leases office facilities in Omaha, Nebraska. The lease commenced February 1, 1999 and terminates January 31, 2004. Lease obligations for the term of the lease are as follows:
                        Year        Amount
                        ----        ------
                        2001        16,150
                        2002        16,150
                        2003        16,750
                        2004         1,400
                        ------      -------
                        Total      $50,450

The subsidiary leases office facilities in Curacao, Netherlands Antilles. The lease commences January 1, 1999 and terminates December 31, 2002. Lease obligations for the term of the lease are as follows:
                           Year     Amount
                           2001      124,760
                           2002       69,698
                                    --------
                           Total    $194,458

In November of 2000, the Company moved its principal office from Omaha Nebraska to Paradise Valley, Arizona. In connection with the change of principal office, the Company is leasing an office on a month-to- month basis for $1,000 per month.

For the years ended December 31, 2000 and 1999 total rent expense was $140,910 per year.

NOTE #12 - ACCOUNTS AND NOTES  RECEIVABLES

The Company has the following accounts receivable as follows as of December 31, 2000:

                              Amount
                              ------
               Current        316,056
               31-60 Days     194,423
               1-90 Days      165,196
               Over 90 Days      -0-
               Total         $675,675

The Company has agreed to a notes receivable payout of an accounts receivable balance from a major customer. The terms of the note receivable call for a payment of $50,000 per month on the balance of $1,653,669. Of the balance due, $550,000 has been shown as a current asset with the balance shown as long-term asset.

The Company has provided a provision for bad debt in the amount of $119,590.

               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                              Notes to Financial Statements


NOTE #13 - COMMITMENTS AND CONTINGENCIES

Effective October 20, 1999 and expiring on October 20, 2000, IGW signed an agreement with Antelcom, N.V., for a 2 Mb digital offshore leased line connection, between Curacao and Canada Teleglobe. The contract is written for payment in U.S. dollars at $35,500 per month. The contract is payable as follows:

               Payments in 1999     $  82,833
               Payments in 2000       343,167
                                    ----------
               Total Contract       $ 426,000
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

               Global Entertainment Holdings/Equities, Inc., & Subsidiaries
                              Notes to Financial Statements


NOTE #17 - SEGMENT INFORMATION

The Company has adopted FASB Statement No. 131, "Disclosures About Segments of a Business Enterprise and Related Information." The Company is managed in two geographical Segments; The United State of America and Curacao, Netherlands Antilles.


                                         Global      Prevail     Netherlands
                                          USA          USA         Antille          Total
License Fees                 2000                                  909,031         909,031
                             1999                                  445,000         445,000
Royalty Fees                 2000                                2,826,718       2,826,718
                             1999                                1,983,773       1,983,773
Hosting Income               2000                                  113,325         113,325
                             1999                                  159,090         159,090
Advertising Income           2000                    723,415            -          723,415
                             1999                    233,736                       233,736
Operating Expenses           2000        568,384     745,634     3,046,555       4,360,573
                             1999        658,329     196,322     1,910,102       2,764,753
Other Income (Expenses)      2000          1,443          57        49,476          50,976
                             1999        (59,353)        107         3,821        (55,425)
Provisions for Income Taxes  2000                                   16,912          16,912
                             1999              -          -         11,571          11,571
Net Income (Loss)            2000       (566,940)    (22,162)     806,764         217,662
                             1999       (755,939)     37,521      671,501        (46,917)
Cash                         2000         (7,055)     12,409      159,136         164,490
                             1999         19,625       2,921      213,638         236,184
Notes Receivable             2000             -           -     1,653,669       1,653,669
                             1999             -           -            -               -
Property & Equipment (Net)   2000         53,104       4,528    1,583,462       1,641,094
                             1999         66,300     579,893      993,942       1,640,135
Other Assets (Net)           2000                                 142,464         142,464
                             1999             -           -       135,195         135,195



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

Donald J. Lisa. Donald J. Lisa was appointed as a Director of the Company in August 2000, and was appointed the Company's President/CEO on November 1, 2000. Since 1987, Mr. Lisa has continued his own intellectual property law firm and his own mergers and acquisitions consulting business, Lisa & Company, both of which businesses haves been diligently pursued for the last 13 years. From 1974 through 1987, Mr. Lisa worked for Motorola, Inc. in Schaumburg, Illinois, where he held positions of Division Patent Counsel to the Automotive Products Division, Executive Director Technology Asset Management, Vice President Patent Department and Corporate Staff General Patent Counsel, Vice President and Proprietary Rights Litigation Counsel, and finally, Vice President and Director of Acquisitions where he was responsible for all acquisitions, joint ventures, and divestiture activities, and for coordination of appropriate corporate support functions and sector/group representation in such activities, including accounting, international and domestic finance, human resources, and law. From 1965-1974, Mr. Lisa rose to become a general partner in the New York City based patent law firm of Kenyon & Kenyon. Mr. Lisa received his Masters of Business Administration Degree from the University of Chicago Graduate School of Business in 1987, his Juris Doctor Degree from Harvard Law School in 1965, and his Bachelor of Science in Engineering Degree from the U.S. Naval Academy in 1957. Mr. Lisa was a U.S. Naval Officer between 1957-1962 serving as an all-weather jet fighter pilot rising to the rank of Lieutenant and accumulating 1200 hours of first pilot time in high performance military jet aircraft with 350 total carrier landings (150 at night) aboard the USS Forrestal and USS Independence.


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

                               SUMMARY COMPENSATION TABLES

                                         Annual Compensation
                          -----------------------------------------------------
Name and                                                        Other Annual
Principal Position          Year   Salary ($)     Bonus ($)     Compensation ($)
-------------------------------------------------------------------------------
Donald J. Lisa, President   2000    $60,000        - 0 -         (1)
-------------------------------------------------------------------------------
David Wintroub, President   2000    $48,000        - 0 -         (2)
-------------------------------------------------------------------------------
Steven Abboud, President    1999    $34,000        - 0 -         - 0 -
-------------------------------------------------------------------------------
Steven Abboud, President    1998     - 0 -         - 0 -         - 0 -
-------------------------------------------------------------------------------


                                      Long Term Compensation
                                     ----------------------------------------
                                      Awards                     Payouts
                                     ----------------------------------------
                                     Restricted   Securities     LTIP Payouts  All Other
Name and Principal                   Stock        Underlying          ($)      Compensation
Position                    Year     Award(s)($)  Options/SARs(#)                   ($)
-------------------------------------------------------------------------------------------
Donald J. Lisa, President   2000       - 0 -          - 0 -          - 0 -         - 0 -
-------------------------------------------------------------------------------------------
David Wintroub, President   2000       5,000          - 0 -          - 0 -         - 0 -
-------------------------------------------------------------------------------------------
Steven Abboud, President    1999       1,000          - 0 -          - 0 -         - 0 -
-------------------------------------------------------------------------------------------


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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 5, 2001, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:

Name of Beneficial Owner(1)   Shares Owned Beneficially(2)     Percent Owned (2)
---------------------------   ----------------------------     -----------------
Steven Abboud (3) (4) (5)           2,317,604.5 (6)                  21.0%
Joann Abboud (4)                      666,260                         6.0%

Name of Officers & Directors(1)  Shares Owned Beneficially(2)  Percent Owned (2)
-------------------------------  ----------------------------  -----------------
Bryan Abboud (3) (4) (5)            3,323,318.9 (7)                  30.2%
Donald J. Lisa                        121,639 (8)                     1.1%
David Wintroub                         79,000 (9)                      *
Thomas Hawkins                          3,000                          *

Officers & Directors as a group     3,526,957.9                      32.0%

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

/s/ Donald J. Lisa
Donald J. Lisa, President & CEO


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                            Date


                              Chairman of Board of Directors,  March 23, 2001
------------------------      Treasurer
Bryan Abboud


/s/ Donald J. Lisa            Director, President/CEO          March 23, 2001
------------------------
Donald J. Lisa


/s/ David S. Wintroub         Director                         March 23, 2001
------------------------
David S. Wintroub


/s/ Thomas Glaza              Director                         March 23, 2001
------------------------
Thomas Glaza

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