Form 10QSB/A
period 2001-03-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2001-06-18
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                 Amendment No. 1


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

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets
                March 31, 2001 (Unaudited) and December 31, 2000



                                             As of March 31   As of December 31,
                                                  2001              2000
                                             ---------------- ------------------
                                                 (Unaudited)        (Audited)
                                             ---------------- ------------------

                                   A S S E T S

Current Assets:
      Cash & Cash Equivalents                        22,225            164,455
      Accounts Receivable Net of Provision          911,336            556,085
      Note Receivable                               600,000            550,000
      Prepaid Expenses                               22,662             21,685
      Interest Receivable                             3,373              2,933
      Employee Accounts Receivable                   27,408             28,490
                                             ---------------- ------------------

         Total Current Assets                     1,587,004          1,323,648


Property & Equipment
      Automobile- Net                                28,567             45,295
      Proprietary Software - Net                    750,032            490,552
      Package Software- Net                         104,716            103,448
      Office Improvements- Net                       30,522             22,433
      Computer Equipment- Net                       363,891            434,755
      Furniture & Fixtures- Net                     103,505             88,934
      Websites - Net                                339,830            455,677
                                             ---------------- ------------------

         Total Property & Equipment               1,721,063          1,641,094

Long-Term Assets
      Note Receivable                               903,669          1,103,669

Other Assets
      Security Deposit                               35,059             34,045
      Software Design & Development-Net             147,752            108,419
                                             ---------------- ------------------

         Total Other Assets                         182,811            142,464
                                             ---------------- ------------------

         Total Assets                        $    4,394,547     $    4,210,875
                                             ================ ==================






See accompanying summary of accounting policies and notes to consolidated financial statements.

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets
                March 31, 2001 (Unaudited) and December 31, 2000



                                              As of March 31  As of December 31,
                                                    2001              2000
                                               ---------------   ---------------
                                                 (Unaudited)        (Audited)
                                               ---------------   ---------------

                                               ---------------   ---------------
          L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y
                                               ---------------   ---------------

Current Liabilities
    Accounts Payable                                  573,629           445,312
    Accrued Expenses                                   37,505            28,262
    Accrued Interest                                   37,402            33,704
    Current Portion- Capital Leases                    14,285            17,856
    Current Portion- Notes Payable                    200,788           983,000
    Note Payable- Line of Credit                       51,951             5,844
    Income Taxes Payable                               31,513            28,483
                                               ---------------   ---------------
         Total Current Liabilities              $     947,073     $   1,542,461

Long Term Liabilities
    Notes Payable                                     940,903           983,000
    Less Current Portion                             (200,788)         (983,000)
                                               ---------------   ---------------
         Total Long Term Notes Payable                740,115                 -

    Capital Lease Payable                              28,834            29,133
                                               ---------------   ---------------
         Net Long Term Liabilities                    768,949            29,133
                                               ---------------   ---------------
         Total Liabilities                      $   1,716,022     $   1,571,594
                                               ---------------   ---------------

Stockholders' Equity
    Preferred Stock, 25,000,000 Shares Authorized,
       at $.001 Par Value, None Issued
    Common Stock, 100,000,000 Shares Authorized        10,418            10,406
       Par Value of $.001;
       10,418,040 & 10,406,540 Shares Issued and
       Outstanding Respectively Retroactively Restated
    Paid in Capital                                 3,223,576         3,215,932
    Retained Earnings(Deficit)                       (108,169)         (139,757)
    Treasury Stock, at Cost                          (447,300)         (447,300)
                                               ---------------   ---------------

      Net Stockholders' Equity                      2,678,525         2,639,281
                                               ---------------   ---------------

      Total Liabilities and Stockholders' Equity $  4,394,547     $   4,210,875
                                               ===============   ===============





See accompanying summary of accounting policies and notes to consolidated financial statements.

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
               Consolidated Statement of Operations (Unaudited)

                                                    For the Three Months Ended
                                                             March 31
                                                    ---------------------------
                                                       2001            2000
                                                    -----------    ------------
Revenues:
       License Fees                                      35,000               -
       Royalty Fees                                     777,374         718,746
       Hosting Income                                    27,425         159,109
       Special Projects                                  95,886               -
       Other Revenues                                    85,903               -
       Sponsorship Income                                80,665         233,727
                                                    -----------    ------------
          Total Revenues                            $ 1,102,253     $ 1,111,582
                                                    -----------    ------------
Cost of Revenues:
       Special Projects                                  67,056               -
       Bandwidth                                         94,875          69,510
       Sponsorship Expenses                              13,521          71,516
                                                    -----------    ------------
          Total Cost of Revenues                        175,452         141,026

          Gross Profit                                  926,801         970,556

Expenses
       Bad Debt Provision                                     -          47,790
       Uncollectible Fees Written Off                         -          25,000
       Depreciation & Amortization                      251,763         164,418
       Rents                                             37,423         113,619
       Professional Fees                                 70,668          27,181
       Travel                                             6,651          31,481
       Financial & Investor Relations                    14,532          32,499
       Administrative Expenses                          103,412         206,930
       Consulting                                         2,656         153,192
       Advertising                                       43,972          53,371
       Wages and Salaries                               336,759          33,786
                                                    -----------    ------------
          Total Expenses                             $  867,836     $   889,267
                                                    -----------    ------------
Income (Loss) from Operations                            58,965          81,289

Other Income(Expenses)
       Interest(Expense)                               (19,873)        (10,389)
       Interest Income                                      721           1,211
       Other Income(Expense)                            (5,194)          35,597
                                                    -----------    ------------
          Total Other Income(Expenses)                 (24,346)          26,419
                                                    -----------    ------------
       Income Before Taxes                               34,619         107,708

       Provisions for Income Tax                        (3,031)        (13,698)
                                                    -----------    ------------
          Net Income                                 $  31,588      $   94,010
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



                                                    For the Three Months Ended
                                                             March 31
                                                    ---------------------------
                                                        2001            2000
                                                    -------------    ----------

Cash Flows from Operating Activities
  Net Income                                         $    31,588     $   94,010

  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Provided by Operating Activities;
      Depreciation                                       251,763        164,418
      Provisions for Bad Debt                                 -          47,790
      Uncollectible Fees Written Off                          -          25,000
      Stock Issued for Services                            7,656             -
  Change in Operating Assets  & Liabilities
    (Increase) Decrease in Fees Receivable              (355,251)      (424,564)
    (Increase) Decrease in Prepaid Expenses                 (977)        31,890
    (Increase) Decrease in Security Deposits              (1,014)        (1,428)
    (Increase) Decrease in Interest Receivable              (440)          (873)
    (Increase) Decrease in Employee Receivable             1,082          7,692
    (Increase) Decrease in Notes Receivable              150,000             -
    Increase in Accounts Payable                         128,317        147,131
    Increase in Software Design                          (39,333)            -
    Increase in Accrued Expenses                           9,243          1,155
    Increase in Taxes Payable                              3,030         13,698
    (Decrease) Increase in Accrued Interest                3,698         10,917
    (Decrease) Increase in Accrued Wages                      -         (26,323)
    (Decrease) Increase in Cash in Escrow Restricted          -         (19,410)
                                                      -----------    -----------
     Net Cash Provided (Used) in Operating Activities    189,362         71,103

                                                      -----------    -----------
Cash Flows from Investing Activities
    Purchase of Fixed Assets                            (331,732)      (239,907)
                                                      -----------    -----------

      Net Cash (Used) in Investing Activities         $ (331,732)      (239,907)
                                                      -----------    -----------








See accompanying summary of accounting policies and notes to consolidated financial statements.

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                     Statements of Cash Flows (Unaudited)
         For the Three Months Period January 1, 2001 to March 31, 2001



                                                      For the Three Months Ended
                                                               March 31
                                                      --------------------------
                                                          2001            2000
                                                      -------------    ---------

Cash Flows from Financing Activities
   Increase (Decrease) in Capital Lease Liabilities        (3,870)       (5,414)
   Payment on Long-Term Debt                              (75,000)           -
   Increase (Decrease) in Notes Payable                    79,010       (97,196)
   Sale of Common Stock                                        -        253,391
                                                      -------------   ----------
      Net Cash Provided by Financing Activities$       $      140       151,321

                                                      -------------   ----------
      Increase (Decrease) in Cash & Cash Equivalents     (142,230)      (17,483)

      Cash & Cash Equivalents at Beginning of Period      164,455       236,184
                                                      -------------   ----------
      Cash & Cash Equivalents at End of Period $           22,225       218,701

                                                      =============   ==========
Disclosures from Operating Activities:
   Interest Expense                                        26,065        10,389
   Taxes                                                   13,698        10,698

Significant Non-Cash Transactions:
   Issued 39,000 for Prepaid Public Relations                  -        130,000




















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

The working capital of $1,445,674 as of March 31, 2000 decreased temporarily to ($218,813) as of December 31, 2000 due to the conversion of a large account receivable of one IGW licensee to a long term note receivable, and then increased sharply to $639,931 as of March 31, 2001, as amended, because a large portion of the current portion of notes payable became long term notes payable as the company had successfully negotiated a restructuring of about 65% of the current notes payable as long term debt.

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

3.1      Articles  of  Incorporation
3.2      Bylaws

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

Global Entertainment Holdings/Equities, Inc.


/s/ Donald J. Lisa
----------------------------------
Donald J. Lisa, President

June 15, 2001

                                INDEX TO EXHIBITS

Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT     PAGE
NO.         NO.         DESCRIPTION

3.1         *           Articles  of  Incorporation

3.2         *           Bylaws