Form 10QSB
period 2001-06-30
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2001-08-15
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


[X] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 2001.

[ ]Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____________

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

                               Yes [X]   No  [ ]

As of July 31, 2001, there were 10,682,538 outstanding shares of the issuer's common stock, par value $0.001.

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION...............................................1

      ITEM 1.  Financial Statements..........................................1

      ITEM 2.  Management's Discussion and Analysis or Plan of Operation.....2

               Results of Operations.........................................2

               Liquidity and Capital Resources...............................4

PART II - OTHER INFORMATION..................................................5

      ITEM 6.  Exhibits and Reports on Form 8-K..............................5

INDEX TO EXHIBITS............................................................6

                        PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

As used herein, the term "Company" refers to Global Entertainment Holdings/Equities, Inc., and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2000.

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets
                June 30, 2001 (Unaudited) and December 31, 2000


                                              As of June 30   As of December 31,
                                                    2001             2000
                                              --------------  ------------------
                                                 (Unaudited)      (Audited)
                                              --------------  ------------------

                                   A S S E T S

Current Assets:
      Cash & Cash Equivalents                        84,126           164,455
      Accounts Receivable Net of Provision          475,811           556,085
      Note Receivable                               600,000           550,000
      Note Receivable-Other                          64,957            28,490
      Prepaid Expenses                               25,318            21,685
      Interest Receivable                             3,813             2,933
                                              --------------  ------------------
         Total Current Assets                     1,254,025         1,323,648

Property & Equipment
      Automobile- Net                                26,370            45,295
      Proprietary Software - Net                  1,047,122           946,229
      Package Software- Net                         101,199           103,448
      Office Improvements- Net                       27,747            22,433
      Computer Equipment- Net                       303,691           434,755
      Furniture & Fixtures- Net                      91,608            88,934
                                              --------------  ------------------
         Total Property & Equipment               1,597,737         1,641,094

Long-Term Assets
      Note Receivable                               753,669         1,103,669

Other Assets
      Security Deposit                               39,216            34,045
      Software Design & Development-Net             109,461           108,419
                                              --------------  ------------------
         Total Other Assets                         148,677           142,464
                                              --------------  ------------------
         Total Assets                          $  3,754,108     $   4,210,875
                                              ==============  ==================







See accompanying summary of accounting principles and notes to consolidated financial statements.

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets
                June 30, 2001 (Unaudited) and December 31, 2000


                                              As of June 30   As of December 31,
                                                   2001             2000
                                              --------------  ------------------
                                                (Unaudited)      (Audited)
                                              --------------  ------------------

          L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

Current Liabilities
      Accounts Payable                              458,838           445,312
      Accrued Expenses                               59,502            28,262
      Accrued Interest                               40,391            33,704
      Current Portion- Capital Leases                12,838            17,856
      Current Portion- Notes Payable                365,000           983,000
      Note Payable- Line of Credit                   55,609             5,844
      Income Taxes Payable                           24,932            28,483
                                              --------------  ------------------
         Total Current Liabilities              $ 1,017,110         1,542,461

Long Term Liabilities
      Notes Payable                                 942,927           983,000
      Less Current Portion                         (365,000)         (983,000)
                                              --------------  ------------------
         Total Long Term Notes Payable              577,927                -

      Capital Lease Payable                          25,725            29,133
                                              --------------  ------------------
         Net Long Term Liabilities                  603,652            29,133
                                              --------------  ------------------
         Total Liabilities                      $ 1,620,762     $   1,571,594
                                              --------------  ------------------


Stockholders' Equity
  Preferred Stock, 25,000,000 Shares Authorized,
    at $.001 Par Value, None Issued
  Common Stock, 100,000,000 Shares Authorized        10,431          10,406
    Par Value of $.001; 10,431,040 &
    10,406,540 Shares Issued and Outstanding
    Respectively Retroactively Restated
  Paid in Capital                                 3,236,563       3,215,932
  Retained Earnings(Deficit)                       (666,348)       (139,757)
  Treasury Stock, at Cost                          (447,300)       (447,300)
                                              --------------  ------------------
    Net Stockholders' Equity                      2,133,346       2,639,281
                                              --------------  ------------------
    Total Liabilities and Stockholders' Equity  $ 3,754,108     $ 4,210,875
                                              ==============  ==================


See accompanying summary of accounting principles and notes to consolidated financial statements.


                GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Consolidated Statement of Operations (Unaudited)

                                           For the Three Months Ended  For the Six Months Ended
                                                     June 30                 June 30
                                             -----------------------  ----------------------
                                                2001         2000        2001        2000
                                             -----------  ----------  ----------  ----------
Revenues:
             License Fees                              -           -      35,000           -
             Royalty Fees                        575,374     598,914   1,352,748   1,317,660
             Hosting Income                       20,593     161,062      48,018     320,171
             Special Projects                     27,763           -     123,649           -
             Bandwidth                            81,320           -     167,223           -
             Sponsorship Income                  (7,464)     216,713      73,201     450,440
                                             -----------  ----------  ----------  ----------
                Total Revenues                $ 697,586   $ 976,689   $1,799,839  $2,088,271
                                             -----------  ----------  ----------  ----------
Cost of Revenues:
             Special Projects                     18,920           -      85,976           -
             Bandwidth                            85,671           -     180,546      69,510
             Sponsorship Expenses                  8,909           -      22,430           -
                                             -----------  ----------  ----------  ----------
                Total Cost of Revenues           113,500           -     288,952      69,510

                Gross Profit                     584,086     976,689   1,510,887   2,018,761

Expenses
             Bad Debt Provision                   14,385           -      14,385      47,790
             Uncollectible Fees Written Off       67,379           -      67,379      25,000
             Depreciation & Amortization         268,128     115,314     519,891     279,732
             Rents                                30,630      81,816      68,053     194,985
             Professional Fees                    52,409      33,550     123,077      60,731
             Travel                                   -       36,931       6,651      68,412
             Financial & Investor Relations       31,973           -      46,505      32,499
             Administrative Expenses             100,873     241,494     204,286     448,874
             Consulting                           48,656     366,942      51,312     591,650
             Advertising                          55,743     122,505      99,715     175,876
             Wages and Salaries                  447,106      31,337     783,865      65,123
                                             -----------  ----------  ----------  ----------
                Total Expenses               $ 1,117,282  $1,029,889  $1,985,119  $1,990,672
                                             -----------  ----------  ----------  ----------
Income (Loss) from Operations                   (533,196)    (53,200)   (474,232)     28,089

Other Income(Expenses)
             Interest(Expense)                   (34,946)    (15,676)    (54,819)    (26,065)
             Interest Income                       1,219       2,623       1,940       3,834
             Other Income(Expense)                 5,194       9,578           -      45,175
                                             -----------  ----------  ----------  ----------
                Total Other Income(Expenses)     (28,533)     (3,475)    (52,879)     22,944
                                             -----------  ----------  ----------  ----------
             Income Before Taxes                (561,729)    (56,675)   (527,111)     51,033

             Provisions for Income Tax             3,551      19,270         520       5,572
                                             -----------  ----------  ----------  ----------
                Net Income                   $  (558,178) $  (37,405) $ (526,591) $   56,605
                                             ===========  ==========  ==========  ==========


See accompanying summary of accounting principles and notes to consolidated financial statements.

                GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Consolidated Statement of Operations (Unaudited)

                                             For the Three Months EndeFor the Six Months Ended
                                                     June 30                 June 30
                                             -----------------------  ----------------------
                                                2001         2000        2001        2000
                                             -----------  ----------  ----------  ----------
             Basic Earnings Per Share         $   (0.05)   $   (0.05)  $  (0.05)   $    0.01

             Diluted Earnings Per Share       $   (0.05)   $   (0.05)  $  (0.05)        0.01


Weighted Average Shares Outstanding           10,418,040  10,108,741  10,418,040  10,108,741
             Retroactively Restated

Weighted Average Shares & Options             12,191,581  10,108,741  12,191,581  10,108,741
             Outstanding




















See accompanying summary of accounting principles and notes to consolidated financial statements.

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Statements of Cash Flows (Unaudited)


                                                     For the Six Months Ended
                                                              June 30
                                                    ---------------------------
                                                         2001           2000
                                                    --------------   ----------

Cash Flows from Operating Activities
       Net Income                                    $    (526,591)   $  56,605

       Adjustments to Reconcile Net Income (Loss) to
         Net Cash Provided by Operating Activities;
            Depreciation                                   268,128      279,732
            Provisions for Bad Debt                         14,385            -
            Uncollectible Fees Written Off                  67,379            -
            Stock Issued for Services                       20,656            -
       Change in Operating Assets & Liabilities
         (Increase) Decrease in Fees Receivable             65,889     (479,541)
         (Increase) Decrease in Prepaid Expenses            (3,633)      22,067
         (Increase) Decrease in Security Deposits           (5,171)      (4,214)
         (Increase) Decrease in Interest Receivable           (880)      (1,568)
         (Increase) Decrease in Employee Receivable        (10,682)       9,312
         (Increase) Decrease in Notes Receivable           (25,785)           -
         Increase in Accounts Payable                       13,526      155,263
         Increase in Software Design                             -     (113,952)
         Increase in Accrued Expenses                       31,240      (10,066)
         Increase in Taxes Payable                          (3,551)      (5,572)
         (Decrease) Increase in Accrued Interest             6,687       25,962
         (Decrease) Increase in Accrued Wages                    -      (12,778)
         (Decrease) Increase in Cash in Escrow Restricted        -            -
                                                    --------------   ----------
            Net Cash Provided (Used) in Operating
            Activities                               $     (88,403)   $ (78,750)
                                                    --------------   ----------
Cash Flows from Investing Activities
       Collection of Notes Receivable                      250,000            -
       Purchase of Fixed Assets                           (243,192)    (236,854)
                                                    --------------   ----------
            Net Cash (Used) in Investing Activities  $       6,808    $(236,854)
                                                    --------------   ----------









See accompanying summary of accounting principles and notes to consolidated financial statements.

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Statements of Cash Flows (Unaudited)


                                                     For the Six Months Ended
                                                              June 30
                                                    ---------------------------
                                                         2001           2000
                                                    --------------   ----------

Cash Flows from Financing Activities
       Increase( Decrease) in Capital Lease Liabilities     (8,426)     (14,000)
       Payment on Long-Term Debt                           (40,073)           -
       Increase (Decrease) in Notes Payable                 49,765     (145,058)
       Sale of Common Stock                                      -      352,042
                                                    --------------   ----------
            Net Cash Provided by Financing Activities $      1,266      192,984
                                                    --------------   ----------
            Increase (Decrease) in Cash & Cash
            Equivalents                                    (80,329)    (122,620)

            Cash & Cash Equivalents at Beginning of
            Period                                         164,455      236,184
                                                    --------------   ----------
            Cash & Cash Equivalents at End of Period $      84,126   $  113,564
                                                    ==============   ==========
Disclosures from Operating Activities:
       Interest Expense                                     26,397       26,065
       Taxes                                                     -            -




















See accompanying summary of accounting principles and notes to consolidated financial statements.

                 GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

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

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the years ended December 31, 2001 and 2000. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10KSB, as amended.

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

                             JUNE 30, 2001 AND 2000

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

ITEM 2.     Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Information-General

This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's projections, and the internet gaming industry. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward- looking statements contained herein, which speak only as of the date hereof. The Company makes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

Results of Operations

The Company generates operating revenues exclusively from its wholly owned subsidiaries, Interactive Gaming and Wagering, NV ("IGW") and Prevail Online ("Prevail"). IGW and Prevail currently generate revenues from three primary sources: (i) licensing fees, (ii) monthly website hosting and maintenance fees, and (iii) royalties and advertising fees.

Historically, approximately 50% of all gaming revenue for "Sportsbook" operators, in the USA and abroad, are generated during American Professional and Collegiate football season. This statistic has proven to be steadfast from IGW's inception. In the year ended 2000, IGW's sportsbook revenues realized 31% of its total revenues during the fourth quarter. With the development, licensing and introduction of the Internet based casino software, and the signing of new licensees, the Company's revenues are anticipated to balance out during the off season months.

Through research and development in the past four years, the Company identified the opportunity of offering proprietary software and related services to online gaming operators and successfully launched its first licensee in November 1997. The Company encourages its licensees to target only customers in countries that regulate online gaming. Currently, there are several countries which support the online gaming industry through regulation and/or taxation, including; such nations as Isle of Man (United Kingdom), Sweden, Finland, Australia, Germany, Liechtenstein, the Netherlands Antilles, Dominica and Antigua and several other countries.

The top line revenue of the Company is primarily derived from software licensing and Website services for licensees (including royalties) generated by the wholly owned subsidiary, Interactive Gaming & Wagering ("IGW") and advertising and sponsorship revenues generated by the Company's other wholly owned subsidiary, Prevail Online, Inc. ("Prevail"). The Company's revenues decreased to $697,586 for the quarter ended June 30, 2001 as compared to $976,689 for the quarter ended June 30, 2000, whereas revenues for the six months ended June 30, 2001 were $1,799,839 as compared to $2,088,271 for the six months ended June 30, 2000. The reasons revenues were down during the second quarter were that the revenues occurred during a period of decreased economic activity world wide, the second quarter as forecast for IGW is cyclically the lowest revenue season of the year, Prevail's revenues were lower than expected due to write off in Q2 of some Q1 revenues, and the large discounting of advertising fees as a consequence of the suspension of marketing operations pending replacement of the operating manager who resigned during the period.

The Cost of Goods Sold for the three months ended June 30, 2001 were higher by $113,500 as compared to the same period of 2000, and increased to $288,952 for the six months period ended June 30, 2001 compared to $69,510 for the same period in 2000, as a result of the Company's adoption of modified accounting procedures, which have consolidated some of the older accounts, in order to clarify accounting for various components of employee's compensation, and the capitalization and amortization/depreciation of its software development. Operating expenses increased to $1,117,282 for the quarter ended June 30, 2001 compared to $1,029,889 for the second quarter of the year 2000, and decreased to $1,985,119 for the six months ended June 30, 2001 as compared to $1,990,672 for the same period in 2000. These expenses are consistent with the long-term strategic growth plan of the Company as described in greater detail below.

The Company reported a net loss from operations of $558,178 for the quarter ending June 30, 2001, as compared to a net loss from operations of $37,405 for the quarter ended June 30, 2000. For the six months ended June 30, 2001, the Company's net loss was $526,591, as compared to a net loss of $56,605 for the six months ended June 30, 2000. Despite the unforeseen factors, which impacted the Company during the reporting period, its performance during the first six months of the year 2001 is consistent with expectations as forecast.

The Company believes its existing products and aggressive marketing strategy will significantly expand its markets and attract many new licensees. Accordingly, the Company expects IGW licensing revenue growth to expand as more licensees sign licenses and commence operations, resulting in the realization of increased revenues in due course. Additionally, IGW's royalties from existing licensees' Internet gaming operations is also expected to increase on an annual basis.

The Company has signed contracts with two (2) new licensees, eworldwide.com and Betworld.com, during the first half of the year 2001, and anticipates signing contracts with three (3) new licensees during the second half of the year ending December 31, 2001. The Company anticipates requiring an asset investment of an additional $600,000 in hardware and software to accommodate the new licenses.

The Company expects to re-launch Prevail prior to the end of the year 2001. Alternatively, the Company is considering the sale of Prevail and other options.

The Company expects to breakeven from its operations in the third quarter of 2001, and expects to have significant profits as a result of its operations in the fourth quarter of 2001. The Company expects to have modest profits for the full year ending 2001.

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

As a result of the account receivable conversion, the Company's accounts receivable for the six months ending June 30, 2001, substantially decreased to $475,811 as compared to $556,085 as of December 31, 2000. The majority of the receivables are from operating licensees, which have a 30- day term agreement for royalties. As a result of the restructure of the accounts receivable described above, the average period of collection substantially decreased to 61 days as of June 30, 2001, as compared to 75 days as of March 31, 2001, and as further compared to 173 days as of December 31, 2000. The Company is further committed to reducing the aging to a conventional 30-day period.

The working capital substantially increased to $236,915 as of June 30, 2001, from a negative $218,818 as of December 31, 2000, a net improvement of $455,733 due to the account receivables conversion described above, and the successful restructuring of $577,927 short term notes payable as long term debt.

Net cash used for operating activities increased to $88,403 for the six months ended June 30, 2001 as compared to $78,750 for the same period ending June 30, 2000. Thus, the net income loss of $526,591 for the six months ended June 30, 2001 consisted primarily of $370,548 in accrued non- cash expenses, leaving only $156,043 as the net cash loss from operations, which was further reduced essentially by decreasing fees receivable in the amount of $65,889. Net income for the Company's six months ended June 30, 2000, was $56,605.

Net cash generated from investing activities increased to $6,808 for the six months ended June 30, 2001, as compared to a negative $236,854 for the same period of 2000, an improvement of $243,662, which resulted primarily from the collection of notes receivable in the amount of $250,000. This nominal level of financing indicates the Company can support itself from internally generated funds and is expected to continue to do so hereafter. Nevertheless, the Company continues to seek outside financing, through either the sale of equity or debt, to more quickly facilitate expansion of the Company's operations.

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


/s/ Donald J. Lisa
Donald J. Lisa, President

August 15, 2001

                               INDEX TO EXHIBITS

Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT     PAGE
NO.         NO.         DESCRIPTION

3.1         *           Articles  of  Incorporation

3.2         *           Bylaws