Form 10QSB
period 2001-09-30
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2001-11-14
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


[X] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

                                Yes [X] No [ ]

As of September 30, 2001, there were 10,431,040 outstanding shares of the issuer's common stock, par value $0.001.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................1

      ITEM 1.     Financial Statements.......................................1

      ITEM 2.     Management's Discussion and Analysis or Plan of Operation..2

                  Forward Looking Information................................2

                  Results of Operations......................................2

                  Liquidity and Capital Resources............................4

PART II - OTHER INFORMATION..................................................5

      ITEM 4.     Submission of Matters to a Vote of Security Holders........5

      ITEM 6.     Exhibits and Reports on Form 8-K...........................5

INDEX TO EXHIBITS............................................................7

                        PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

As used herein, the term "Company" refers to Global Entertainment Holdings/Equities, Inc., and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2000.

             GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets
                 September 30, 2001 (Unaudited) and December 31, 2000

                                         As of September 30,  As of December 31,
                                                 2001               2000
                                         ------------------   ------------------
                                           (Unaudited)             (Audited)
                                         ------------------   ------------------

                                   A S S E T S

Current Assets:
     Cash & Cash Equivalents                       92,697               164,455
     Accounts Receivable Net of Provision         395,848               556,085
     Note Receivable                              613,429               550,000
     Note Receivable-Other                         44,734                28,490
     Prepaid Expenses                              26,275                21,685
     Interest Receivable                            1,907                 2,933
                                         ------------------   ------------------
        Total Current Assets                    1,174,890             1,323,648

Property & Equipment
     Automobile - Net                              24,173                45,295
     Proprietary Software - Net                 1,002,072               946,229
     Package Software- Net                         98,466               103,448
     Office Improvements - Net                     24,973                22,433
     Computer Equipment - Net                     240,501               434,755
     Furniture & Fixtures - Net                    83,467                88,934
                                         ------------------   ------------------
        Total Property & Equipment              1,473,652             1,641,094

Long-Term Assets
     Note Receivable                              603,669             1,103,669

Other Assets
     Security Deposit                              46,834                34,045
     Software Design & Development - Net           71,171               108,419
                                         ------------------   ------------------
        Total Other Assets                        118,005               142,464
                                         ------------------   ------------------
        Total Assets                      $     3,370,216      $      4,210,875
                                         ==================   ==================







See accompanying summary of accounting principles and notes to consolidated financial statements.

             GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets
                 September 30, 2001 (Unaudited) and December 31, 2000

                                         As of September 30,  As of December 31,
                                                 2001               2000
                                         ------------------   ------------------
                                           (Unaudited)             (Audited)
                                         ------------------   ------------------

             L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

Current Liabilities
     Accounts Payable                             423,796               445,312
     Accrued Expenses                              55,304                28,262
     Accrued Interest                              46,520                33,704
     Current Portion- Capital Leases               12,822                17,856
     Current Portion- Notes Payable               421,505               983,000
     Note Payable- Line of Credit                  47,792                 5,844
     Income Taxes Payable                          24,932                28,483
                                         ------------------   ------------------
        Total Current Liabilities         $     1,032,671      $      1,542,461

Long Term Liabilities
     Notes Payable                                948,780               983,000
     Less Current Portion                        (421,505)             (983,000)
                                         ------------------   ------------------
        Total Long Term Notes Payable             527,275                    -

     Capital Lease Payable                         26,220                29,133
                                         ------------------   ------------------
        Net Long Term Liabilities                 553,495                29,133
                                         ------------------   ------------------
        Total Liabilities                 $     1,586,166      $      1,571,594
                                         ------------------   ------------------

Stockholders' Equity
     Preferred Stock, 25,000,000 Shares
        Authorized, at $.001 Par Value,
        None Issued
     Common Stock, 100,000,000 Shares
        Authorized Par Value of $.001;             10,431                10,406
        10,431,040 & 10,406,540 Shares
        Issued and Outstanding Respectively
        Retroactively Restated
     Paid in Capital                            3,236,563             3,215,932
     Retained Earnings(Deficit)                (1,015,644)             (139,757)
     Treasury Stock, at Cost                     (447,300)             (447,300)
                                         ------------------   ------------------
        Net Stockholders' Equity                1,784,050             2,639,281
                                         ------------------   ------------------
        Total Liabilities and
          Stockholders' Equity            $     3,370,216      $      4,210,875
                                         ==================   ==================



See accompanying summary of accounting principles and notes to consolidated financial statements.

                GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Consolidated Statement of Operations (Unaudited)


                                          For the Three Months Ended For the Nine Months Ended
                                                 September 30              September 30
                                            -----------------------   ----------------------
                                               2001        2000          2001        2001
                                            ----------  -----------   ----------  ----------
Revenues:
    License Fees                                15,000       29,400       50,000      29,400
    Royalty Fees                               576,816      625,649    1,929,564   1,943,309
    Hosting Income                              57,938      155,804      105,956     475,975
    Special Projects                            52,289            -      175,938           -
    Bandwidth                                   83,681            -      250,904           -
    Sponsorship Income                          63,575      400,768      136,776     851,208
                                            ----------  -----------   ----------  ----------
       Total Revenues                       $  849,299  $ 1,211,621   $2,649,138  $3,299,892
                                            ----------  -----------   ----------  ----------
Cost of Revenues:
    Special Projects                            38,613            -      124,589           -
    Bandwidth                                   91,555      147,050      272,101     216,560
    Royalty Costs                               95,277                    95,277
    Sponsorship Expenses                         (215)            -       22,215           -
                                            ----------  -----------   ----------  ----------
       Total Cost of Revenues                  225,230      147,050      514,182     216,560

       Gross Profit                            624,069    1,064,571    2,134,956   3,083,332

Expenses
    Bad Debt Provision                          14,385       14,038       28,770      61,828
    Uncollectible Fees Written Off              43,136            -      110,515      25,000
    Depreciation & Amortization                270,555      148,255      790,446     427,987
    Rents                                       26,697       88,014       94,750     282,999
    Professional Fees                            3,428            -      126,505      60,731
    Travel                                       3,783       27,523       10,434      95,935
    Financial & Investor Relations              21,239       27,616       67,744      60,115
    Administrative Expenses                    170,342      125,195      374,628     563,101
    Consulting                                  49,823      512,273      101,135   1,103,923
    Advertising                                 16,187      138,934      115,902     314,810
    Wages and Salaries                         328,199       26,938    1,112,064      92,061
                                            ----------  -----------   ----------  ----------
       Total Expenses                       $  947,774  $ 1,108,786   $2,932,893  $3,088,490
                                            ----------  -----------   ----------  ----------
Income (Loss) from Operations                (323,705)     (44,215)    (797,937)     (5,158)

Other Income(Expenses)
    Interest(Expense)                         (25,591)     (14,316)     (80,410)    (40,381)
    Interest Income                                  -        1,033        1,940       4,867
    Other Income(Expense)                            -     (29,478)            -      15,697
                                            ----------  -----------   ----------  ----------
       Total Other Income(Expenses)           (25,591)     (42,761)     (78,470)    (19,817)
                                            ----------  -----------   ----------  ----------
    Income Before Taxes                      (349,296)     (86,976)    (876,407)    (24,975)

    Provisions for Income Tax                        -            -          520       5,572
                                            ----------  -----------   ----------  ----------
       Net Income                           $(349,296)  $  (86,976)   $(875,887)  $ (19,403)
                                            ==========  ===========   ==========  ==========

                                       F-3

                                          For the Three Months Ended For the Nine Months Ended
                                                 September 30              September 30
                                            -----------------------   ----------------------
                                               2001        2000          2001        2001
                                            ----------  -----------   ----------  ----------
    Basic Earnings Per Share                $   (0.03)  $    (0.00)   $   (0.08)  $   (0.00)

    Diluted Earnings Per Share              $   (0.03)  $    (0.01)   $   (0.08)  $   (0.00)

Weighted Average Shares Outstanding         10,418,040   10,301,282   10,418,040  10,301,282
    Retroactively Restated

Weighted Average Shares & Options
    Outstanding                             12,191,581   11,273,282   12,191,581  11,273,282




















See accompanying summary of accounting principles and notes to consolidated financial statements.

             GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Statements of Cash Flows (Unaudited)


                                                      For the Nine Months Ended
                                                             September 30
                                                     ---------------------------
                                                         2001           2000
                                                     -------------  ------------

Cash Flows from Operating Activities
     Net Income                                      $  (875,887)   $   (19,403)

     Adjustments to Reconcile Net Income (Loss) to
       Net Cash Provided by Operating Activities;
          Depreciation                                   790,446         427,987
          Provisions for Bad Debt                         28,770          61,828
          Uncollectible Fees Written Off                 110,515              -
          Stock Issued for Services                       20,656          71,550
     Change in Operating Assets  & Liabilities
       (Increase) Decrease in Fees Receivable             20,952       (764,868)
       (Increase) Decrease in Prepaid Expenses           (4,590)          34,158
       (Increase) Decrease in Security Deposits         (12,789)        (12,049)
       (Increase) Decrease in Interest Receivable          1,026         (2,408)
       (Increase) Decrease in Employee Receivable       (16,244)           9,312
       Increase (Decrease) in Accounts Payable          (21,516)         241,804
       Increase in Software Design                            -        (148,412)
       Increase in Accrued Expenses                       27,042        (13,471)
       Increase in Taxes Payable                         (3,551)              -
       (Decrease) Increase in Accrued Interest            12,816          19,092
       (Decrease) Increase in Accrued Wages                   -          (9,023)
       (Decrease) Increase in Cash in Escrow Restricted       -         (35,880)
                                                     -------------  ------------
     Net Cash Provided (Used) in Operating Activities $   77,646    $  (139,783)
                                                     -------------  ------------
Cash Flows from Investing Activities
     Collection of Notes Receivable                      500,000              -
     Advances of Notes Receivable                       (63,429)              -
     Purchase of Fixed Assets                          (585,756)       (176,715)
                                                     -------------  ------------
          Net Cash (Used) in Investing Activities    $ (149,185)    $  (176,715)
                                                     -------------  ------------






See accompanying summary of accounting principles and notes to consolidated financial statements.

             GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Statements of Cash Flows (Unaudited)


                                                      For the Nine Months Ended
                                                             September 30
                                                     ---------------------------
                                                         2001           2000
                                                     -------------  ------------
Cash Flows from Financing Activities
     Increase( Decrease) in Capital Lease Liabilities   (34,167)        (16,828)
     Payment on Long-Term Debt                           (5,844)              -
     Increase (Decrease) in Notes Payable                 39,792         293,000
     Treasury Stock                                                    (134,500)
     Sale of Common Stock                                     -           64,814
                                                     -------------  ------------
       Net Cash Provided by Financing Activities     $     (219)    $    206,486
                                                     -------------  ------------
       Increase (Decrease) in Cash & Cash Equivalents   (71,758)       (110,012)

       Cash & Cash Equivalents at Beginning of Period    164,455         236,184
                                                     -------------  ------------
       Cash & Cash Equivalents at End of Period      $    92,697    $    126,172
                                                     =============  ============

Disclosures from Operating Activities:
     Interest Expense                                     80,410          40,381
     Taxes                                                     -          13,698














See accompanying summary of accounting principles and notes to consolidated financial statements.

                    Global Entertainment Holdings/Equities, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

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

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the years ended December 31, 2001. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-KSB, as amended.

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

                           SEPTEMBER 30, 2001 AND 2000

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

ITEM 2.     Management's Discussion and Analysis or Plan of Operation

Forward-Looking Information

This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's projections, and the interactive gaming industry. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company makes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

Results of Operations

The Company generates operating revenues exclusively from its wholly owned subsidiaries, Interactive Gaming and Wagering, NV ("IGW") and Prevail Online ("Prevail"). IGW and Prevail currently generate revenues from six primary sources: (i) licensing fees, (ii) royalty fees, (iii) hosting income, (iv) special projects, (v) bandwidth and (vi) advertising revenues.

IGW's clientele experience higher than normal wagering activity in the fourth quarter due to popularity in wagering on Professional and Collegiate American football. However, with the development, licensing and introduction of a broader array of casino gaming products, and the signing of new licensees, the Company is striving to balance out revenues during the off season months.

Through research and development in the past five years, the Company identified the opportunity of offering proprietary software and related services to online gaming operators and successfully launched its first licensee in mid 1997. The Company encourages its licensees to target only customers in countries that regulate online gaming. Currently, there are several countries which support the online gaming industry through regulation and/or taxation, including; such nations as Isle of Man (United Kingdom), The Netherlands Antilles, Sweden, Finland, Australia, Germany, Liechtenstein, Dominica and Antigua and several other countries.

The top line revenue of the Company is primarily derived from software licensing and Website services for licensees (including royalties) generated by IGW and advertising and sponsorship revenues generated by Prevail. The Company's revenues decreased to $849,299 for the quarter ended September 30, 2001 as compared to $1,211,621 for the quarter ended September 30, 2000, whereas revenues for the nine months ended September 30, 2001 were $2,649,138 as compared to $3,299,892 for the nine months ended September 30, 2000. Third quarter revenues were down for several reasons including i) the unexpected tragic circumstance of the destruction of the World Trade Center on September 11, 2001 caused sporting events cancellations worldwide for one week during a time that is one of the highest points of the year ii) decreased economic activity worldwide, iii) the third quarter, as forecasted for IGW, is cyclically also a low revenue season of the year, and iv) Prevail's continuation of the suspension of market activities and therefore a discounting of advertising fees during its current redevelopment of its web sites.

The Cost of Goods Sold for the three months ended September 30, 2001 were $225,230 as compared to $147,050 for the same period of 2000, and increased to $514,182 for the nine months ended September 30, 2001 compared to $216,560 for the same period in 2000. Operating expenses decreased to $947,774 for the quarter ended September 30, 2001 compared to $1,108,786 for the third quarter of the year 2000, and decreased to $2,932,893 for the nine months ended September 30, 2001 as compared to $3,088,490 for the same period in 2000. These changes were primarily caused by the Company's adoption of modified accounting procedures. These changes consolidated some of the older accounts in order to clarify accounting for various components of employees' compensation, and the capitalization, amortization and depreciation of software development. Additionally, the total expenses (cost of goods sold plus operating expenses) for the third quarter were reduced by $82,832 (7%) compared to the same period of the year 2000, as a result of cost efficiencies implemented by the Company. These expenses are consistent with the long-term strategic growth plan of the Company as described in greater detail below.

The Company reported a net operations loss of $323,705 for the quarter ending September 30, 2001, as compared to a net operations loss of $44,215 for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, the Company's net operations loss was $797,937, as compared to a net operations loss of $5,158 for the nine months ended September 30, 2000. Despite the unforeseen factors, which impacted the Company during the reporting period, its performance during the first nine months of the year 2001 is consistent with its expectations as forecast in that the Company made substantial planned investments in order to implement its marketing strategy, develop a new, more saleable, products and services suite, and maintain its technical personnel staff.

The Company believes its existing products and aggressive marketing strategy will significantly expand its markets and attract new licensees. Accordingly, the Company expects IGW licensing revenue to grow as more licensees are acquired and commence operations. This is expected to result in the realization of increased revenue growth over time. Additionally, IGW's royalties from existing licensees' Internet gaming operations are also expected to increase on an annual basis because these licensees are experiencing increasing revenues.

Prevail expects to re-launch its redeveloped web sites in December 2001 and begin to ramp up thereafter toward restoring its full operations. The Company is still considering the sale of Prevail.

The Company expects to show a profit as a result of its operations in the fourth quarter of 2001, but expects to have negative income for the full year ending 2001.

Liquidity and Capital Resources

The Company's single largest source of revenue has been one of IGW's software licensees. As of December 31, 2000, this licensee owed IGW approximately $1.6 million in past due royalties. As the licensee became incapable of maintaining payments at the current royalty rate, the Company has agreed to a reduction in the royalty rate in exchange for a conversion of the account receivable to a long term note receivable, of equivalent amount, with an accelerated fixed repayment schedule of $50,000 per month, in addition to the current royalty. As to the note receivable the licensee has paid $450,000 in principal year to date. As to the royalty, although the monthly royalty rate to this licensee was decreased on January 1, 2001, and again on October 1, 2001, IGW still firmly believes that such a decrease will not decrease total revenue from this licensee because such decrease in royalty rate will allow the licensee to increase its advertising and marketing efforts, thereby increasing its revenues. If the licensee generates higher revenues, it will pay IGW higher total royalty payments despite a lower royalty rate. Initial indications are consistent with this analysis and expectation. However, the Company cannot guarantee that revenues from this licensee will continue to increase under any circumstances, irrespective of the royalty rate.

As a result of the above account receivable conversion, the Company's total accounts receivable as of September 30, 2001, were $395,848 as compared to $556,085 as of December 31, 2000. The majority of the receivables are from operating licensees, which have a 30-day term agreement for royalties. As a result of the restructure of the accounts receivable described above and other efforts, the average period of collection substantially decreased to 42 days as of September 30, 2001, as compared to 61 days as of June 30, 2001, and as compared to 75 days as of March 31, 2001. The Company is further committed to reducing the aging to a conventional 30-day period.

The working capital substantially increased to $142,219 as of September 30, 2001, from a negative $218,813 as of December 31, 2000, a net improvement of $361,032 due to the account receivables conversion described above, and the successful restructuring of $527,275 short term notes payable as long term debt.

Net cash was provided by operating activities in the amount of $77,646 for the nine months ended September 30, 2001 as compared to net cash being used by those operating activities in the amount of $139,783 for the same period ending September 30, 2000. Thus, the net income loss of $875,887 for the nine months ended September 30, 2001 consisted primarily of $950,387 in accrued non-cash expenses, leaving $74,500 as the net cash gain from operations.

Net cash used for investing activities was $149,185 for the nine months ended September 30, 2001, as compared to $176,715 for the same period of 2000. During the nine months ended September 30, 2001, the Company collected $450,000 for prior services rendered to an IGW software licensee, payment of which is secured by a note receivable. The receipt of such funds not only enabled the Company to make a substantial investment in the purchase of fixed assets (331% more than the same period last year) but also enabled the Company to support itself from internally generated funds (net cash used for financing activities was only $219 for the nine months ending September 30, 2001), and the Company is expected to continue to do so hereafter. Nevertheless, the Company continues to seek outside financing, through either the sale of equity or debt, to more quickly facilitate expansion of the Company's operations through its strategic plan.


                         PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 17, 2001 the Company conducted its annual shareholder meeting, at the Orange Tree Country Club, in Scottsdale, Arizona. The following matters were voted upon at the meeting.

PROPOSAL NO. 1:   Election of the Board of Directors until the next Annual
                  Shareholders Meeting. The number of votes cast for each nominee was sufficient for all to be elected. Although nominated for reelection as director, David Wintroub declined to stand due to his pursuit of other business matters.

                                                                  BROKER
                  FOR               AGAINST     WITHHELD          NON-VOTES
                  ---               -------     --------          ---------
Bryan Abboud      8,958,624         0           200               1,472,216
Donald J. Lisa    8,933,862         21,512      3,450             1,472,216
Thomas Glaza      8,939,862         0           18,962            1,472,216

PROPOSAL NO. 2:   Ratification of the employment of Clyde Bailey, P.C. as the
                  Company's independent auditor for the fiscal year ending
                  December 31, 2001. The number of votes required for this
                  proposal to pass was 5,341,269 and, as the total number of votes cast for this proposal was 8,958,824, the proposal
                  passed.
                                                                  BROKER
                  FOR               AGAINST     WITHHELD          NON-VOTES
                  ---               -------     --------          ---------
                  8,939,862         200         18,762            1,472,216

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

Global Entertainment Holdings/Equities, Inc.


/s/ Donald J. Lisa
---------------------------------------------
Donald J. Lisa, President

November 14, 2001

                              INDEX TO EXHIBITS

Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT     PAGE
NO.         NO.         DESCRIPTION

3.1         *           Articles  of  Incorporation

3.2         *           Bylaws