Form 10KSB
period 2001-12-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2002-04-16
CIK 1096050

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, for the fiscal year ended December 31, 2001.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from _________ to _________.

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

                  501 Brickell Key Drive, Suite 603, Miami, Florida 33131
                  -------------------------------------------------------
                    (Address of principal executive offices) (Zip Code)

                                       (305) 374-2036
                                       --------------
                      (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None
                                                       ----

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, 0.001 par value
------------------------
    (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   [X]    No [ ]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. [ ]

      The issuer's total consolidated revenues for the year ended December 31, 2001, were $4,708,468.

      The aggregate market value of the registrant's Common Stock, $0.001 par value, held by non-affiliates was approximately $1,123,265, based on the average closing bid and asked prices for the Common Stock on March 25, 2002. On February 28, 2002, the number of shares outstanding of the registrant's Common Stock was 10,439,540.

                                TABLE OF CONTENTS

PART I.......................................................................1
      Item 1.     Description of Business....................................1
      Item 2.     Description of Property....................................2
      Item 3.     Legal Proceedings..........................................2
      Item 4.     Submission of Matters to a Vote of Security Holders........2

PART II......................................................................2
      Item 5.     Market for Common Equity and Related Stockholder Matters...2
      Item 6.     Management's Discussion and Analysis or Plan of Operation..3
      Item 7      Financial Statements.......................................5
      Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................6

PART III.....................................................................6
      Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange
                  Act........................................................6
      Item 10     Executive Compensation.....................................7
      Item 11.    Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters.................8
      Item 12     Certain Relationships and Related Transactions............10
      Item 13     Exhibits and Reports on Form 8-K..........................10

Index to Exhibits...........................................................12

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

   As used herein, the term "Company" refers to Global Entertainment Holdings/Equities, Inc., a Colorado corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. The Company is in the business of providing software and support services to clients who operate Internet-based gaming websites through its wholly owned subsidiaries, Interactive Gaming and Wagering, N.V. ("IGW") and Prevail Online, Inc. ("Prevail").

INTERACTIVE-GAMING & WAGERING, N.V.

   IGW, a Netherlands Antilles corporation, is engaged in the development, licensing and hosting of proprietary Internet and telephony based gaming software. Other services offered to clients include marketing services for business volume expansion and communications and hardware facility and support that allows uninterrupted up-time. As of the date hereof, IGW had licensing contracts with fifteen (15) fully operational websites using its gaming software. Two basic types of gaming software are provided by IGW to its clients:

o Casino games including blackjack, craps, slots, roulette, video poker, and keno; and

o Sportsbook wagering that allows wagering on worldwide sporting events including football, basketball, hockey, baseball, soccer, rugby, and horses.

   IGW's integrated software system provides an entertaining gaming experience for the player and is able to manage the large volumes of Internet traffic associated with it.

Back-Office Support System

   The games provided to IGW's clients are fully integrated with its back-office support system that allows the client to effectively manage its business to minimize support, marketing and administrative costs. This support system allows operators real-time risk management, including ultra-quick analysis of specific sporting events and monitoring the play-by-play action of high stakes players. The system also provides advanced business management facilities such as evaluation of marketing programs and push-button access to business volume and gross profit or loss by event, player, time and game type. The security of all client and player data is a built-in feature with regular updates that prevent unauthorized access and malicious hacking attempts. This interactivity within IGW's product is a major advantage for clients and is only offered by a few competitors.

Marketing Support Services

   IGW provides fee-based marketing support that assists clients in expanding their business. Services based on advanced pattern recognition and demographics help clients maximize their marketing efforts for both current and prospective players. As well, the website design team allows clients to offer an original look and feel to differentiate themselves from other gaming sites and more effectively reach their target audiences.

Hosting Services

   IGW provides hosting services consisting of high-speed communication lines and computer hardware for all of its clients. IGW manages and monitors client sites, developments, problems and other communications 24 hours a day, seven days a week. In 2001, IGW experienced total systems availability over 99%, a figure that management feels favorably compares to major international companies.

PREVAIL ONLINE, INC.

   Prevail, a Colorado corporation, owns and operates three independent online services:

o www.wheretobet.com is aimed at providing gaming information to prospective and current online casino and sportsbook players. It offers information, tips and strategies on how to play casino games more effectively, a searchable directory providing information about online casino and sportsbook websites, promotional offers, news, and a selection of free play games. Revenues from this online service are earned through advertising fees;

o www.thesportsdaily.com provides information focused on the sportsbook player; and

o www.netbet.org provides general information about the online gaming industry.

COMPETITION

   The Company estimates that there are currently over twenty (20) online gaming software developers that may be considered competitors of IGW. The following list of companies represent the major competition in the licensing of Internet gaming software: World Gaming, IQ Ludorum, Microgaming, Dot Com Entertainment Group, Chartwell Technology, Inc., Cryptologic, Inc. and Boss Media AB.

Governmental Regulations

   Legislation is under consideration that would attempt to prohibit online gaming in the United States. The Leach bill is currently being considered by the U.S. Congress which, if passed, would prohibit United States citizens from using credit cards, checks and electronic fund transfers to pay for Internet gambling. Another bill being considered by Congress is the Goodlatte bill which would update the U.S. Wire Act of 1961 to make it clear that using the Internet to operate a gambling business is illegal, increase prison terms for violations of the U.S. Wire Act, and include sports betting web sites as illegal gambling operations.

   The passing of any of this legislation could adversely affect the Company's business operations as the Company's clients currently accept credit cards, checks and electronic fund transfers for their online services, and the Company provides software and support services to clients who operate Internet-based gaming websites.

   The Company spent $458,709.97 on research and development and $301,059.64 on maintenance of its current computer software programs in 2001. In 2000, the Company spent a combined $613,234.67 on research and development and maintenance.

   As of March 25, 2002, the Company had a total of thirty-nine (39) employees, all of which were employed full-time.

ITEM 2.  DESCRIPTION OF PROPERTY

   The Company leases approximately 1,999 square feet of office space located at 501 Brickell Key Drive, Suite 603 in Miami, Florida at a rate of $32.50 per square foot. It is a three (3) year lease with FBEC Brickell Key Centre which includes an option for the Company to expand its space depending upon availability in the building.

ITEM 3.  LEGAL PROCEEDINGS

   The Company is not presently a party to any pending legal proceeding nor is it aware of any proceeding being contemplated by a governmental entity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of the fiscal year ended December 31, 2001, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock ("Common Stock") currently trades on the OTC Bulletin Board under the symbol "GAMM." The Common Stock began trading on the OTC Bulletin Board on March 18, 1998, when the Company was known as International Beverage Corporation, and accordingly, traded under the symbol "IBVC." To better reflect its name change to Global Entertainment Holdings/Equities, Inc., the Company changed its trading symbol on September 9, 1998, to "GAMM."

   The table below sets forth the high and low sales prices for the Common Stock for each quarter of 2000 and 2001, and the period ending March 22, 2002. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions:

   Year     Quarter        High        Low
   2000     First         $5.00       $1.00
            Second        $2.00       $1.00
            Third         $3.95       $0.55
            Fourth        $1.75       $0.25
   2001     First         $0.53       $0.31
            Second        $1.95       $0.30
            Third         $1.80       $0.41
            Fourth        $0.90       $0.22
   2002     First         $0.38       $0.22

The closing bid price on March 22, 2002, was $0.23.

Shareholders

   The Company is authorized to issue One Hundred Million (100,000,000) shares of Common Stock and Twenty-Five Million (25,000,000) shares of preferred stock. As of February 28, 2002, there were approximately 127 shareholders of record holding a total of 10,439,540 shares of Common Stock. There are no shares of the Company's preferred stock outstanding.

Dividends on the Common Stock

   The Company has not declared a cash dividend on its Common Stock in the last two fiscal years and it does not anticipate the payment of future dividends. There are no other restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking Information

   This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

   Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, the Company does not assume responsibility for the accuracy and completeness of such forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. The foregoing management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.

General

   The Company experienced its highest revenues to date and was cash flow positive for the fiscal year ended December 31, 2001. The cash flow status was a milestone for the Company. Although the Company did not grow as much as it had hoped due to unusual social (terrorist), economic and market conditions, it is pleased with its results of operations for 2001 and looks forward to continued improvement in 2002.

   The Company generates operating revenues exclusively from its wholly owned subsidiaries, IGW and Prevail. The Company's subsidiaries, IGW and Prevail currently generate revenues from three (3) primary sources: (i) licensing fees,
(ii) monthly website hosting and maintenance fees, and (iii) royalties and advertising fees.

   The Company intends to implement its business strategy by:

         (1) Continuing to enhance its technology;
         (2) Seeking sales with unidentified companies that are:

               (a)   in the Internet/Technology/Software based industries,
               (b)   financially stable,
               (c)   have a seasoned management team, and
               (d)   are efficiently staffed, and

         (3) Developing brand name recognition through cross marketing and merchandising.

Results of Operations

   The Company's revenues increased to $4,708,468 for the year ended December 31, 2001 as compared to $4,572,489 for the twelve months ended December 31, 2000, continuing the Company's unbroken string of substantial year to year top line growth reports since its inception in 1997.

   For the year ended December 31, 2000, the Company reported its first net profit before taxes of $234,574. Due to an increase in expenses in 2001, the Company still experienced a net profit, but slightly lower than the same period in 2000 at $134,414.

   The top line growth is primarily due to additional revenues generated from software licensing, and Website services for licensees (including Royalties). Revenues from software licensing of $50,000, hosting services of $87,312, and royalties of $3,862,482, which are the significant income sources, accounted for 85% of the total revenues for the twelve months ended December 31, 2001. As of December 31, 2001, the Company supported 15 fully operational licensee web sites.

   For the fiscal year ended December 31, 2001, Prevail generated revenues of $143,929, as compared to $723,415 for the year ended December 31, 2000. As of December 31, 2001, Prevail revenue accounted for approximately 3% of the Company's revenues for that period, as compared to 16% for the year ended December 31, 2000. The decrease in Prevail's operational results was due to the Company's continued suspension of Prevail market activities and a consequent discounting of advertising fees during its current redevelopment of its web sites.

   Operating expenses were $3,722,796 for the twelve months ended December 31, 2001 as compared to $3,410,044 for December 31, 2000. As a percentage of revenues, operating expenses increased from 75% to 79% as a result of an increase in depreciation and amortization expenses of $1,070,713 for the year ended December 31, 2001 as compared to $762,382 for the same period in 2000.

   Tax expenses for the twelve months ended December 31, 2001 were $16,667 as compared to $16,912, for 2000. The majority of the Company's income is generated from IGW in Curacao and is taxed at the rate of about 3%.

Liquidity and Capital Resources

   Cash and cash equivalents were $189,091 for the year ended December 31, 2001. Net cash generated from operating activities for the twelve months ended December 31, 2001 increased to $910,528 compared to $524,746 for the twelve months ended December 31, 2000. The increase in cash from operations was primarily due to the decrease in Notes Receivable.

   Net cash used for investing activities for the twelve months ended December 31, 2001 was $778,700 compared to $753,985 for the twelve months ended December 31, 2000. The increase was primarily due to an increase of proprietary software investment. Net cash provided by financing activities for the twelve months ended December 31, 2001, was $107,192, as compared to $157,410 for the twelve months ended December 31, 2000.

   The Company expects to finance its ongoing operations through working capital now that it is cash flow positive. However, the Company may seek some financing in the event it chooses to expand its operations more aggressively than its cash flow will allow, which is an option it is considering.

ITEM 7.   FINANCIAL STATEMENTS

   Audited financial statements are found herein on page F-1 and should be read in conjunction with such statements.

CLYDE BAILEY P.C.
--------------------------------------------------------------------------------
                                                  Certified Public Accountants
                                                      10924 Vance Jackson #404
                                                      San Antonio, Texas 78230
                                                          (210) 699-1287(ofc.)
                                          (888) 699-1287  (210) 691-2911 (fax)

                                                                       Member:
                                                   American Institute of CPA's
                                                        Texas Society of CPA's


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders
Global Entertainment Holdings/Equities, Inc.


We have audited the accompanying consolidated balance sheet of Global Entertainment Holdings/Equities and subsidiaries ("Company") as of December 31, 2001and the related consolidated statement of operations, changes in stockholders' equity, and statement of cash flows for the year ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000 then ended in conformity with accounting principles generally accepted in the United States.



                                  Clyde Bailey
                           Certified Public Accountant


February 5, 2002
San Antonio, Texas

                 GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                          Audited Financial Statements

                                December 31, 2000



















                               Clyde Bailey, P.C.
                           Certified Public Accountant
                            10924 Vance Jackson #404
                            San Antonio, Texas 78230

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                          Consolidated Balance Sheet
                            As of December 31, 2001


                                  A S S E T S

            Current Assets:
               Cash & Cash Equivalents                  $   189,091
               Accounts Receivable Net of Provision       1,401,285
                  for Bad Debts of $88,398
               Note Receivable                              644,303
               Prepaid Expenses                              33,525
                                                        -----------
                  Total Current Assets                               $ 2,268,204

            Property & Equipment
               Proprietary Software- Net                  1,115,465
               Other Software - Net                          94,996
               Office Improvements- Net                      22,198
               Computer Equipment- Net                      220,147
               Furniture & Fixtures- Net                     67,570
                                                        -----------
                  Total Property & Equipment                           1,520,376

            Long-Term Assets
               Note Receivable                                           453,669

            Other Assets
               Security Deposits                             63,076
               Software Design & Development-Net             41,764
                                                        -----------
                  Total Other Assets                                     104,840
                                                                     -----------
                  Total Assets                                       $ 4,347,089
                                                                     ===========











See accompanying summary of accounting principles and notes to consolidated financial statements.

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                          Consolidated Balance Sheet
                            As of December 31, 2001


         L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

            Current Liabilities
               Accounts Payable                             367,286
               Accrued Expenses                              21,549
               Current Portion- Notes Payable               937,369
               Note Payable- Line of Credit                  44,852
               Income Taxes Payable                          62,583
                                                        -----------
                  Total Current Liabilities                          $ 1,433,639

            Long Term Liabilities                                -
               Notes Payable                              1,080,791
               Less Current Portion                        (937,369)
                                                        -----------
                  Total Long Term Notes Payable             143,422

                  Net Long Term Liabilities                              143,422
                                                                     -----------
                  Total Liabilities                                    1,577,061
                                                                     -----------

            Stockholders' Equity
               Preferred Stock, 25,000,000 Shares Authorized,
                  at $.001 Par Value, None Issued
               Common Stock, 100,000,000 Shares Authorized   10,682
                  Par Value of $.001;
                  10,439,540 Shares Issued and Outstanding
               Paid in Capital                            3,228,656
               Retained Earnings(Deficit)                   (22,010)
               Treasury Stock, at Cost                     (447,300)
                                                        -----------
                  Net Stockholders' Equity                            2,770,028
                                                                     -----------
                  Total Liabilities and Stockholders' Equity         $ 4,347,089
                                                                     ===========







See accompanying summary of accounting principles and notes to consolidated financial statements.

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                     Consolidated Statements of Operations
            For the Twelve Months Ended December 31, 2001 and 2000

                                                     2001             2000
                                                ---------------  --------------
      Revenues:
          License Fees                                   50,000          29,400
          Royalty Fees                                3,862,482       2,826,718
          Hosting Income                                 87,312         113,325
          Sponsorship Income                            143,929         723,415
          Bandwidth                                     341,859         511,124
          Special Projects                              222,886         368,507
                                                ---------------  --------------
             Total Revenues                      $    4,708,468   $   4,572,489
                                                ---------------  --------------
      Costs of Revenues
          Special Projects                              146,500         280,068
          Bandwidth                                     365,380         599,804
          Royalty Costs                                 200,118               -
          Sponsorship Projects                           26,348          65,458
                                                ---------------  --------------
             Total Cost of Revenues                     738,346         945,330

             Gross Profit                             3,970,122       3,627,159

      Expenses
          Uncollectible Fees Written Off                 92,362         128,942
          Depreciation & Amortization                 1,070,713         762,382
          Rents                                         139,373         343,226
          Professional Services                         238,423         539,273
          Advertising                                   170,619         384,640
          Financial & Investor Relations                 73,352         142,774
          Administrative Expenses                       288,029         289,644
          Personnel Expenses                          1,538,850         740,092
          Communications                                111,075          79,071
                                                ---------------  --------------
             Total Expenses                      $    3,722,796       3,410,044
                                                ---------------  --------------
      Income (Loss) from Operations                     247,326         217,115

      Other Income(Expenses)
          Interest(Expense)                             (79,182)        (29,760)
          Interest Income                                21,698           4,935
          Other Income(Expense)                        (55,428)          42,284
                                                ---------------  --------------
             Total Other Income(Expenses)              (112,912)         17,459
                                                ---------------  --------------
          Income Before Taxes                           134,414         234,574

          Provisions for Income Tax                     (16,667)        (16,912)
                                                ---------------  --------------
             Net Income                          $      117,747   $     217,662
                                                ===============  ==============
          Basic Earnings Per Share               $        0.011   $       0.021

          Diluted Earnings Per Share             $        0.009   $       0.018

      Weighted Average Shares Outstanding            10,422,814      10,289,578

      Weighted Average Shares & Options              12,450,157      12,062,120
          Outstanding


See accompanying summary of accounting principles and notes to consolidated financial statements.

                 GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                               Statement of Stockholders Equity
                                   As of December 31, 2001

                                      Common Stock            Treasury Stock
                                ------------------------- ----------------------
                                               $0.001                               Paid-In    Accumulated  Stockholders'
                                  Shares      Par Value     Shares      Amount      Capital      Deficit       Equity
                                ----------  ------------- ----------  ----------  -----------  -----------  -------------
Balance December 31, 1999       9,940,353        9,940                             2,869,688     (357,419)     2,522,209

1/18/00
Shares Issued for Consulting        5,000            5                                 6,245                       6,250
Services at $1.25 per Share

3/7/00
Shares Issued for Consulting       20,000           20                                14,980                      15,000
Services at $.75 per Share

3/18/00
Shares Issued for Cash at         315,000          315                               235,935                     236,250
$.75 per share

3/18/00
Shares Issued for Technology        1,787            2                                 2,679                       2,681
at $1.50 per Share

3/18/00
Shares Issued for Note Extension   75,000           75                                14,925                      15,000
at $.50 per share

8/23/00
Shares Issued for Technology       49,400           49                                71,501                      71,550
at $1.45 per share

Rounding                              (31)                                               (20)                        (21)
Treasury Stock, at Cost           (23,787)                  183,533    (447,300)                                (447,300)

Net Income (Loss)                                                                                 217,662        217,662
                                ----------  ------------- ----------  ----------  -----------  -----------  -------------
Balance December 31, 2000       10,382,722   $    10,406    183,533   $(447,300)  $3,215,932   $ (139,757)   $ 2,639,281
                                ----------  ------------- ----------  ----------  -----------  -----------  -------------
Shares Issued for Services          33,000            33                              12,967                      13,000

Net Income (Loss)                                                                                 117,747        117,747
                                ----------  ------------- ----------  ----------  -----------  -----------  -------------
Balance December 31, 2001       10,415,722  $     10,439    183,533   $(447,300)  $3,228,899   $  (22,010)   $ 2,770,028
                                ==========  ============= ==========  ==========  ===========  ===========  =============


See accompanying summary of accounting principles and notes to consolidated financial statements.

             GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                              Statements of Cash Flows
            For the Twelve Month Period Ended December 31, 2001 and 2000

                                                           2001          2000
                                                       -----------   -----------
Cash Flows from Operating Activities
     Net Income (Loss)                                  $  117,747   $  217,662

     Adjustments to Reconcile Net Income (Loss) to
       Net Cash Provided(Used) to Operating Activities;
          Depreciation & Amortization                    1,070,713      762,382
          Write off Uncollectible Fees Receivable           92,362       81,152
          Provisions for Bad Debt                               -        47,790
          Non Cash Expenses                                 13,000      110,481
     Change in Operating Assets & Liabilities
       (Increase) Decrease in Fees Receivable             (845,200)     832,150
       (Increase) Decrease in Prepaid Expenses             (11,840)      46,256
       (Increase) Decrease in Security Deposits            (29,031)     (16,825)
       (Increase) Decrease in Interest Receivable            2,933         (301)
       (Increase) Decrease in Employee Receivable           28,490       22,822
       (Increase) Decrease in Notes Receivable             555,697   (1,653,669)
       (Decrease) Increase in Accounts Payable             (78,026)     135,419
       (Decrease) Increase in Accrued Expenses              (6,713)      14,791
       (Decrease) Increase in Taxes Payable                 34,100       16,912
       (Decrease) Increase in Customer Deposits                 -       (35,880)
       (Decrease) Increase in Accrued Interest             (33,704)      (6,466)
       (Decrease) Increase in Accrued Wages                     -       (49,930)
                                                        -----------  -----------
          Net Cash Provided (Used in) to
             Operating Activities                       $  910,528   $  524,746
                                                        -----------  -----------
Cash Flows from Investing Activities
       Purchase of Proprietary Software                   (778,700)    (753,985)
                                                        -----------  -----------
          Net Cash (Used) in Investing Activities       $ (778,700)  $ (753,985)
                                                        -----------  -----------








See accompanying summary of accounting principles and notes to financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                            Statements of Cash Flows
          For the Twelve Month Period Ended December 31, 2001 and 2000

Cash Flows from Financing Activities
       Increase( Decrease) in Capital Lease Liabilities         -            -
       Payment on Capital Leases                           (36,375)     (19,691)
       Increase (Decrease) in Notes Payable                 39,008      418,000
       Payment on Notes Payable                           (109,825)     (29,849)
       Treasury Stock                                           -      (447,300)
       Sale of Common Stock                                     -       236,250
                                                        -----------  -----------
          Net Cash Provided(Used) by
             Financing Activities                       $ (107,192)     157,410
                                                        -----------  -----------
          Increase (Decrease) in Cash & Cash Equivalents    24,636      (71,829)

          Cash & Cash Equivalents at Beginning of Period   164,455      236,284
                                                        -----------  -----------
          Cash & Cash Equivalents at End of Period      $  189,091   $  164,455
                                                        ===========  ===========
Supplemental cashflow information:
     Interest Expense                                       45,478       29,760
     Income Taxes                                               -            -














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

NOTE #2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUATION)

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

Uninsured Cash Balances
The Company maintains its cash balances at several financial institutions. Accounts at the institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Periodically, balances may exceed this amount. At December 31, 2001, uninsured balances aggregated $159,220.

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

Fixed Assets
The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease or the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.

Foreign Currency:
All cash transactions in the Netherlands Antilles are conducted from the Antilles Banking Corporation in United States dollars.

NOTE  #2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUATION)

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

Advertising
The Company expensed Advertising and Marketing expenditures in the amount of $316,696 and $170,619 for the years ended December 31, 2000 and 2001, respectively. The amount of advertising expense is lower in 2001 because Prevail spent over 253,000 in 2000 compared to 45,000 in 2001.

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

Reclassifications
Certain reclassifications were made to the 2000 financial statements and notes thereto in order to conform to the 2001 presentation.

NOTE #2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUATION)

Recent Accounting Pronouncements

   Goodwill and Other Intangible Assets
   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.

   Segments of an Enterprise and Related Information
   Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and has made the necessary disclosures to conform to this SFAS.


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

NOTE #3 - ACQUISITION AND RESCISSION OF BEVERAGE SOURCE WORLDWIDE, INC. (continuation)
Minutes of an Emergency Meeting of the Board of Directors of the Company dated April 2, 1998, noted that Beverage Source Worldwide, Inc., was without funds and was currently facing bankruptcy if the Company did not advance substantial working capital funds. On May 5, 1998, the Company filed a Complaint in the Superior Court of California, County of San Diego, alleging that from the closing of the Agreement of Purchase, officers of Beverage Source Worldwide, Inc., had breached their respective duties, obligations and agreements with the Company, secreting and/or attempting to secret the company's assets, moving, transferring, assigning conveying encumbrances, sequestering, using, disposing of, or shifting, any and all of the assets and property of the Company, wrongfully withdrawing monies from the Corporate bank accounts, misappropriating Company funds, commingling the operating expenses and cost of International Beverage Corporation or its wholly owned subsidiary Beverage Source Worldwide, Inc., with independent business of the officers and directors named in the suit.

In light of the rescission of the agreement of purchase on May 5, 1998, and the cessation of business activities by Beverage Source Worldwide, Inc., the Company believes its control of Beverage Source Worldwide, Inc. was temporary and that the cessation of business activities by the officers of Beverage Source Worldwide, Inc., cast significant doubt on the Company, as the parent company, to control the Subsidiary.

In March 2000, the Company reached an agreement with the former officers of Beverage Source Worldwide, Inc., whereby in exchange $75,000 they withdrew their objection to the rescission of the agreement dated May 26, 1997.

NOTE  #4 - SOFTWARE DEVELOPMENT FOR LICENSING & RECOGNITION
           OF INCOME FROM SOFTWARE LICENSING

The Company expensed costs to internally create computer software until such time as technological feasibility was established. Technological feasibility is considered to be established when a detail program design is completed. After the detailed program design has been established, the Company capitalizes the costs of its software products it intends to license to the gaming and wagering industry. Software development costs will be amortized on a ratio of the current revenue to anticipated total revenue from the sales of the product or a straight-line amortization of the product cost over the estimated three year useful life of the product master. Because the product is subject to rapid technological advances, the Company has elected to amortize its computer programs software held for licensing over a three-year period.

Revenue from the licensing of software programs is recognized when there is persuasive evidence of an arrangement, delivery of access to the software, the fee is fixed and determined and collectibility is probable. The license arrangements are not multiple elements and license fees are recorded when the four conditions above are achieved. Once the arrangement has been contractually agreed upon there are no customer cancellation privileges. Fees that the Company may be entitled to are referred to as royalties and are not recognized until such time as the licensee has actually earned revenues through the use of the software and in accordance with the licensing agreement has notified the Company of its sales.

NOTE  #4 - SOFTWARE DEVELOPMENT FOR LICENSING & RECOGNITION
           OF INCOME FROM SOFTWARE LICENSING (CONTINUATION)

Once the Company notifies the licensee that royalties are due from the licensing of its software and collectability is probable, royalty income is recognized. Revenues earned from efforts to assist a purchaser establish and maintain a base for operations are known as hosting revenues and are recognized upon receipt of funds. Costs incidental to royalty income and hosting activities are recognized in the same period as the related revenues are recognized.

During the years ended December 31, 2001 and 2000, the Company capitalized $607,364 and $613,235 in Proprietary Software including the Casino software, Customer Support software, and other new project software that IGW is developing. These capitalized expenses will be depreciated or amortized over a three year period.

The Company does not engage in any gaming or wagering activities.


NOTE  #5 - STOCKHOLDERS' EQUITY

Preferred Stock
The Company has 25,000,000 shares of preferred stock, $.001 par value authorized by issuance. These preferred shares may be issued in one or more series at the discretion of the Board of Directors. As of December 31, 2001, there is no preferred stock outstanding.

Common Stock
The Company has 100,000,000 shares of common stock, $.001 par value authorized for issuance. Each shareholder of record shall have one vote for each share of common stock outstanding in his or her name on the books of the Corporation. Cumulative voting shall not be allowed. No shareholder shall have pre-emptive or similar rights.

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


NOTE  #5 - STOCKHOLDERS' EQUITY (CONTINUATION)

The Company approved the issuance of 568,293 stock options to key IGW employees and 252,750 to directors of the Company pursuant to the Company's Stock Option Plan. The exercise price range from $1.00 to $2.50, which was in excess of the trading price on the date of grant with expiration dates beginning in December 2003 to January 29, 2005.

For the year of 2001, the Company approved its annual option plan to issue 318,675 options at an exercise price of $.71 per share with an expiration date of December 31, 2011 certain employees and directors.

As of December 31, 2001, the Company had in the aggregate, outstanding options to purchase 1,775,343 shares of its common stock and no options have been exercised.

The following information is presented with respect to the Company's stock options:

                                                   Weighted  Average Number
                                                   Of Shares     Exercise Price
                                                   ---------     ---------------
   Outstanding at December 31, 1997..........            -                  -
   Granted...................................       225,000               0.60
      Exercised..............................            -                  -
      Cancelled..............................            -                  -
                                                   ---------     ---------------
   Outstanding at December 31, 1998..........       225,000               0.60
      Granted................................       475,500               1.29
      Exercised..............................            -                  -
      Cancelled..............................            -                  -
                                                   ---------     ---------------
   Outstanding at December 31, 1999..........       700,500               1.07
     Granted.................................       821,043               1.46
     Exercised...............................            -                  -
     Cancelled...............................            -                  -
                                                   ---------     ---------------

NOTE #5 - STOCKHOLDERS' EQUITY   (CONTINUATION)


   Outstanding at December 31, 2000..........     1,521,543               1.28
      Granted................................       478,800                .64
      Exercised..............................            -                  -
      Cancelled..............................            -                  -
      Expired................................      (225,000)              (.60)
                                                   ---------     ---------------
   Outstanding at December 31, 2001               1,775,343       $       1.26
                                                   =========     ===============

Had compensation expense been recorded for the Company's awards based on fair value at the grant dates consistent with the methodologies of SFAS No. 123, the Company's reported net income (loss) available to common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                For the Years Ended December 31,
                                                       2000           2001

Net income (loss) available to common shareholders:
     As reported......................           $   217,662        $  117,747
     Pro forma........................               206,167            89,021

   Basic earnings (loss) per share:
     Common share as reported.........                 0.021             0.011
     Common share pro forma...........                 0.020             0.008

   Diluted earnings (loss) per share:
     Common share as reported and pro forma.....       0.018            (0.010)


Under SFAS 123, the value of each option granted during 2000 and 2001 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate - 6.5% for 2000 and 6.0% for 2001, dividend yield - 0%, volatility - 19.3% and expected life of the option - 5 years.

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

During the year ended December 31, 2001, the Company issued; 33,000 shares for consulting fees valued at $13,000.


NOTE #6 - PROPERTY, EQUIPMENT AND DEPRECIATION

Capitalized amounts are depreciated over the estimated useful life of the asset using the straight line method of depreciation. At December 31, 2001 and 2000, the Company had property and equipment as follows:


NOTE #6 - PROPERTY, EQUIPMENT AND DEPRECIATION (CONTINUATION)

-------------------------------------------------------------------------------------------------
Assets                   2001    2000   Life   2001          2000          Accumulated      Basis
                         Cost    Cost          Depreciation  Depreciation  Depreciation
-------------------------------------------------------------------------------------------------
Automobile               0,00   43,949   3         8,790          6,952          0,00        0,00
Proprietary         1,220,599  613,235   3       265,580           0,00       265,580     955,019
  Software
Other Software        149,492  134,253   3        26,191         21,996        54,496      94,996
Office                 33,297   33,297   5        11,099           0,00        11,099      22,198
  Improvements
Computer Equipment  1,009,166  910,124   3       319,650        285,802       789,019     220,147
Websites              717,534  717.534   3       239,253        264,097       557,088     160,446
Furniture &           188,430  203,679   3        55,956         49,831       120,860      67,570
   Fixtures
 Total              3,318,518 2,656,071          926,519        628,678     1,798,142   1,520,376

  Software Design     459,486   457,451  3       144,194        133,704       417,721      41,765
    for Licensing
-------------------------------------------------------------------------------------------------

NOTE  #7 - NOTES PAYABLE

The Company has the following notes payable obligations.

                                                        2000           2001
                                                        ----           ----
   Note Payable to an Individual, Interest at 15%,
      Due Date April 30, 2002                        $ 115,000      $  115,000
   Note to a Related Party 15% Interest, Due April
      30, 2002                                         225,000         240,000
   Notes to Related Parties, 15% Interest, Due on Demand               143,422
   Note to Seller of Website, Due on Demand            250,000         152,675
   Note to Developer                                       -0-         125,579
   Other                                                   -0-          26,115

NOTE  #7 - NOTES PAYABLE  (CONTINUATION)


   Convertible Debt
   Note to Related Party, dated July 18, 2000,          40,000          40,000
      15% Interest paid monthly, Convertible at
      $ .50 per share before August 1, 2002.
   Note to Unrelated Party, dated August 11, 2002,      50,000          50,000
      15% Interest paid monthly, Convertible at $1.50
      per share before October 1, 2002.
   Note to Related Party, dated August 2, 2000,         10,000          10,000
      15% Interest paid monthly, Convertible at $.50
      per share before March 31, 2002.
   Note to Unrelated Parties, dated August 30, 2000,   178,000         178,000
      15% Interest paid monthly, Convertible at $1.50
      per share before September 1, 2002.             ---------       ----------

            Total Notes Payable                      $ 983,000      $1,080,791
            Less Current Portion                      (983,000)      ( 937,369)
                                                      ---------       ----------
         Net Long Term Debt                          $     -0-      $  143,422
                                                      =========       ==========

The Convertible Notes Payable contains a provision that the Note Holder can convert the note payable to common at any time prior to the due date.

Following are maturities of debt for each of the three years.
                        Year                   Note Payable
                        ----                   ------------
                        2002                   $    937,369
                        2003                        142,422
                        2003                            -0-
                        ----                   ------------
                        Total                  $  1,080,791

NOTE  #8 - ACQUISITION OF PREVAIL ONLINE, INC., AND WEBSITES PURCHASE

On August 20, 1999, the Company issued 43,500 shares of its common stock to acquire 100% of the issued and outstanding shares of Prevail OnLine, Inc., (Prevail), a Colorado Corporation, incorporated on July 21, 1999. Concurrent with issuance of the 43,500 shares of stock to acquire Prevail, Global issued 120,000 shares to an unrelated party to acquire a website known as wheretobet.com and a domain name known as netbet.org.

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

Prevail, has used the wheretobet.com website to sell banner advertising as its source of revenue since the acquisition of the website.

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

As of December 31, 2001, the Company had paid the Seller $247,325 on the right of redemption option of the contract with a balance of $152,675 owed at the end of the year. The shares of stock have been redeemed by the Company. The 120,000 shares of stock were valued at $400,000 at the time of issuance.

NOTE 9 - EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing the earnings and losses allocated to each class of equity by the weighted average number of shares outstanding for each class during the period. Diluted earnings (loss) per share is computed the same as basic earnings (loss) per share except the denominator is adjusted for the effect of common share equivalents outstanding.

The following additional information is presented with respect to the Company's earnings per share amounts:
                                            For the Years Ended December 31,
                                       2000     Per Share     2001     Per Share
                                                 Amount                 Amount
EARNINGS PER COMMON SHARE
Net income (loss) available to common
   shareholders...................  $  217,662             $  117,747
Weighted average common shares:
   outstanding....................  10,289,578     0.021   10,422,814     0.011
Dilutive effect of convertible debt
   subordinated shares outstanding     252,000     0.001      252,000     0.001
Dilutive effect of weighted average
   stock options outstanding......   1,520,543     0.002    1,775,343     0.001

Diluted common shares outstanding..$12,062,120     0.018   12,450,157     0.009

NOTE  #10 - INCOME TAXES

The Company has incurred losses from United States operations that can be carried forward to offset future earnings if all provisions of the Internal Revenue Code are met. These losses are as follows:

                                      Expiration     Expiration
                      Year of Loss       Amount         Date
                      ------------    -----------    -----------
                          1997         $  31,923        2017
                          1998           278,579        2018
                          1999           733,239        2019
                          2000           589,102        2020
                          2001           775,565        2021

NOTE  #10 - INCOME TAXES (CONTINUATION)

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

                                                 Dec.  31, 2000   Dec.  31, 2001
                                                 --------------   --------------
Deferred Tax Asset Balance Beginning of Period    $        -0-     $        -0-
Net Operating Loss Carryforwards                     1,632,843        2,408,518
                                                       555,167          818,896
Valuation Allowance                                   (555,167)        (818,896)
Net Deferred Tax Asset                            $        -0-     $        -0-
Deferred Tax Liability                            $        -0-     $        -0-

                                                                    Netherlands
                                          Total         USA         Antilles
                                       ---------  ------------    --------------
Net Income (Loss)                      $ 117,747    $(775,565)     $  893,312
Permanent Adjustments                                     -0-        (893,312)

Net Operating Loss Carryforwards                   (1,632,843)            -0-
Adjusted Taxable Income                           $(2,408,518)            -0-

Current Income Taxes Payable           $  16,667  $       -0-      $   16,667

The Company has computed U.S. federal income taxes without the revenue of its wholly owned foreign subsidiary, IGW. Federal taxes are computed on current period revenues net of net operating losses carried forward from proceeding period and credit for foreign taxes. The Company has also recorded $16,912 and $16,667 in taxes due to the Netherlands Antilles based on earnings in Curacao for the years ended December 31, 2000 and 2001, respectively.

NOTE #11 - OPERATING LEASE OBLIGATIONS

The Company has come to an agreement to terminate the office lease in Omaha Nebraska that calls for a termination fee in the amount of $ 20,000 be paid to settle all past and future obligations under this lease.

The subsidiary leases office facilities in Curacao, Netherlands Antilles. The lease commences January 1, 1999 and terminates December 31, 2002. Lease obligations for the term of the lease are as follows:
                        Year       Amount
                        2002       69,698

In November of 2000, the Company moved its principal office from Omaha Nebraska to Paradise Valley, Arizona. In connection with the change of principal office, the Company leased an office on a month-to- month basis for $1,000 per month.

In December of 2001, the Company moved its principal office from Paradise Valley, Arizona to Miami, Florida to be closer to its principle operations in Curacao, Netherlands. The Company has signed a three-year lease on 1,999 square feet in Miami Florida with base monthly payments of $5,414.

For the years ended December 31, 2001 and 2000 total rent expense was $139,373 and $343,226, respectively per year.


NOTE #12 - ACCOUNTS AND NOTES  RECEIVABLES

The Company has the following accounts receivable as follows as of December 31, 2001:
                                       Amount
                                    --------------
                     Current           749,943
                     31-60 Days        351,024
                     61-90 Days        255,999
                     Over 90 Days      132,717
                                    --------------
                     Total             $1,489,683

Of the total accounts receivable, a major customer owed $1,047,731. As of March 20, 2002, this balance had been paid with the exception of approx $150,000.

The Company has agreed to a notes receivable payout of an accounts receivable balance from a major customer. The terms of the note receivable call for a payment of $50,000 per month on the balance of $1,653,669 as of December 31, 2000. As of December 31, 2001, the balance due on the note receivable is $1,053,669 with $600,000 has been shown as a current asset with the balance shown as long-term asset.

The Company has provided a provision for bad debt in the amount of $88,398 as of December 31, 2001.


NOTE  #13 - COMMITMENTS AND CONTINGENCIES

LEGISLATIVE RISKS AND UNCERTAINTIES
The Company and its subsidiaries are subject to applicable laws in the jurisdictions in which they operate or offer services. While some jurisdictions have attempted to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries, Australia and certain native Indian territories, have taken the position that Internet gaming is legal and/or have adopted, or are in the process of reviewing, legislation to regulate Internet gaming in such jurisdictions. As companies and consumers involved in Internet gaming are located around the globe, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify or differentiate gaming-related transactions from other Internet activities and link those transmissions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition. Although the Company and its subsidiaries are not directly involved in internet gaming, their customers where 100% of the revenue is derived are involved in internet gaming.

NOTE  #13 - COMMITMENTS AND CONTINGENCIES (CONTINUATION)

PENDING UNITED STATES LEGISLATION AND OTHER EXISTING LAWS
Some US government agencies regard online wagering to be illegal and there is pending legislation in the US Congress specifically aimed at the prohibition of Internet wagering by US citizens. Other similar bills have failed in the past but near-future outlooks see no cease by at least some legislators in pressing for an outright ban. Current pending legislation is aimed at the restriction of E-commerce. Specifically, a law would prevent a credit card issuing banks from allowing their customers to use their cards to send money to, or receive money from, online wagering websites. The law would also make the operation of online wagering websites within US jurisdiction illegal (it is important to note that there are currently no known casino websites that are operated within US jurisdiction).

Accordingly there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against the Company and/or its employees, and such proceedings could involve substantial litigation expenses, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against the Company and/or its employees. Such proceedings could have a material adverse effect on the Company's business, revenues, operating results and financial condition.


NOTE  #14 - RELATED PARTY TRANSACTIONS

The Managing Director of Interactive Gaming & Wagering, N.V., has loaned the Company $24,572. The Company has accrued interest on the loan at 15% interest per annum.

The former President of Global Entertainment Holdings/Equities, Inc., has loaned to Interactive Gaming and Wagering, Inc., NV, $66,705 and interest has been accrued or paid at 15% per annum.

A related party of the Managing Director of Interactive Gaming & Wagering, NV and former President of Global Entertainment Holdings/Equities, Inc., has loaned to Interactive Gaming & Wagering, NV $92,145 at 8% interest per annum. This loan is due on demand. In addition this related party has loaned to Global Entertainment Holdings/Equities, Inc., $240,000 with interest at 10% per annum due April 30, 2002.

In November 2000, the Company began leasing its principal office from its current President, Don Lisa, for $1,000 per month until December 31, 2001.

NOTE  #15 - LITIGATION

The Company is not a party to any other litigation at December 31, 2001.

NOTE  #16 - ECONOMIC DEPENDENCY

IGW receives a substantial portion of its royalty fees revenues from one customer. In 2000 and 2001, royalties and other fees from that customer were $2,257,514 and $2,497,112 respectively. At December 31, 2000 and 2001, accounts and notes receivable from that customer were $1,873,757 and $2,101,400. This major customer represents 55% of Gross Revenues and 88% of total Account Receivable and Notes Receivable for IGW.

NOTE  #17 - SEGMENT INFORMATION

The Company has adopted FASB Statement No. 131, "Disclosures About Segments of a Business Enterprise and Related Information." The Company is managed in two geographical Segments; The United State of America and Curacao, Netherlands Antilles.

                            ----------------------------------------------------
                              Global       Prevail    Netherlands
                                USA          USA        Antilles      Total
--------------------------------------------------------------------------------
License Fees           2001                                614,746      614,746
                       2000                                909,031      909,031
--------------------------------------------------------------------------------
Royalty Fees           2001                              3,862,482    3,862,482
                       2000                              2,826,718    2,826,718
--------------------------------------------------------------------------------
Hosting Income         2001                                 87,313       87,313
                       2000                                113,325      113,325
--------------------------------------------------------------------------------
Advertising Income     2001                   143,929                   143,929
                       2000                   723,415                   723,415
--------------------------------------------------------------------------------
Operating Expenses     2001      486,972      424,973    3,611,715    4,523,660
                       2000      568,384      745,634    3,046,555    4,360,573
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Other Income           2001      (8,916)      (1,511)     (23,302)     (33,729)
(Expenses)
                       2000        1,443           57       49,476       50,976
--------------------------------------------------------------------------------
Provisions for Income  2001                                 16,667       16,667
Taxes
                       2000            -            -       16,912       16,912
--------------------------------------------------------------------------------
Net Income (Loss)      2001    (476,596)    (282,302)      893,312      134,414
                       2000    (566,940)     (22,162)      806,764      217,662
--------------------------------------------------------------------------------
Cash                   2001        4,524       23,547      161,021      189,092
                       2000      (7,055)       12,409      159,136      164,490
--------------------------------------------------------------------------------
Notes Receivable       2001            -            -    1,057,387    1,057,387
                       2000            -            -    1,653,669    1,653,669
--------------------------------------------------------------------------------
Property & Equipment   2001       11,350      167,996    1,341,030    1,520,376
(Net)
                       2000       53,104        4,528    1,583,462    1,641,094
--------------------------------------------------------------------------------
Other Assets (Net)     2001                                104,840      104,840
                       2000            -            -      142,464      142,464
--------------------------------------------------------------------------------


NOTE  #18 - SUBSEQUENT EVENTS

There have been no subsequent events that have occurred since the balance sheet date that warrant disclosure.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

   During fiscal year 2000 and 2001, there were no disagreements with, resignations by, or dismissals of the Company's independent accountant. The Company's shareholders approved the selection of Clyde Bailey, P.C. as the Company's independent accountant for the fiscal year ended December 31, 2001.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Name                    Age         Position
      Bryan Abboud             31         CEO, President and Director
      Thomas Glaza             67         Chairman of the Board of Directors
      Thomas Hawkin            50         Secretary
      Dave Stein               54         Director

      All Directors of the Company will hold office until the next annual meeting of shareholders of the Company or until successors are duly elected and qualified.

      The Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they resign or have been removed.

      Bryan Abboud. Bryan Abboud was the Chairman of the Board of Directors of the Company from 1998 to February 2001, has been chief executive officer and president of the Company since January 2002, and managing director of IGW since 1997. Mr. Abboud is also a co-founder and current board member of the Interactive Gaming Council, the online gaming industry's premier trade association. Starting as an online gaming industry pioneer in 1995, he has assembled personnel, arranged financing, and led the Company successfully into the online gaming software industry. Earlier, Mr. Abboud was involved in upper management of a company in the high-tech consumer electronics industry. Before this he served as vice president of marketing and co-founded Vista International, Inc. where he was responsible for all U.S. sales, advertising and promotions. Mr. Abboud earned a Masters in International Management at the American Graduate School of International Management (Thunderbird) and received a Bachelor of Science Degree in Commerce, with emphasis in Marketing at Santa Clara University. He also attended Sup de Co in Rouen, France.

      Thomas Glaza. Mr. Glaza accepted his appointment as Chairman of the Company's board of directors in February 2001. He retired from the MAPICS Corporation in March 2000 but continues to provide occasional consulting services. Mr. Glaza serves on the boards of directors of two reporting companies, On Line Power (NASDAQ. BB: OPWR) and CEMIS. Between 1988 and 1998, Mr. Glaza held a variety of positions with MAPICS Corporation, including Vice President of Marketing and Business Development. His duties involved contract negotiations, establishing internal corporate strategy, traditional activities of marketing, and co-ordination programs with the corporate marketing organization. From 1981 to 1988, Mr. Glaza founded GMD, a private software development and services firm servicing implementations of MAPICS and CAD systems where he served as chief executive officer and chief operating officer. From 1973 to 1980, Mr. Glaza held various managerial positions in the Manufacturing Industry Marketing Department of the General Systems Division of the IBM Corp. in Atlanta, which led to the development of MAPICS. From 1970 to 1973, he was the marketing manager for the IBM Branch Office in Portland, Oregon. In 1959, Mr. Glaza received his MBA from the University of Michigan, majoring in statistics and marketing. In 1957, Mr. Glaza graduated with a BBA from the University of Michigan where he majored in marketing and finance.

      Thomas Hawkins has been Secretary of the Company since June of 1999. Mr. Hawkins has twenty years experience in investment banking, and financial business consulting and has participated in raising debt and equity venture capital for start-up to small business concerns through private placements and public offerings. For the past five years, Mr. Hawkins has been employed as a small business financial consultant for both private and public companies. In such capacity, he organizes and works with client companies in preparing and conducting their annual and/or special shareholders meetings, acts as inspector of election and balloting and assists in the preparation of the minutes of the meetings. He is currently assisting Marina Capital, Inc. (a Utah corporation) and Beeper Plus, Inc., (a publicly traded Nevada corporation) in the development of their proxy statements for their scheduled annual shareholders meetings. Mr. Hawkins has been responsible for pricing, negotiating and structuring private placement offerings and initial public offerings. He was a branch manager and stock-trader for Citiwide Securities, Inc. As a stock-trader, he attained the distinction of being one of the first minority OTC stock-traders in the country. In addition, Mr. Hawkins was publisher for the Americana Corporate Finance Reporter, a national magazine focusing on corporate finance strategies for small to medium sized companies. Mr. Hawkins graduated from the University of Arizona with a Bachelor of Science Degree, in Business and Public Administration. He was a member of Tip O'Neil's National Democratic Speakers Club and has co-sponsored events surrounding the National Democratic Black Caucuses in Washington, D.C. Mr. Hawkins has also coordinated and conducted Investment Seminars.

      Dave Stein has been a director of the Company since January 31, 2002. For the past decade, Mr. Stein has focused on consulting with and coaching sales executives and their teams in 48 states and 20 countries to win business. He is the author of How Winners Sell: 21 Proven Strategies to Outsell Your Competition and Win the Big Sale, which defines the strategies and related tactics for sales professionals to thrive in our new world of information overabundance, intense competition, and product and service commoditization. Mr. Stein has worked with large enterprises such as IBM, Hewlett-Packard, ALLTEL, Bayer, NEC, Siemens, Oracle, Invensys, Pitney Bowes, MCI, AT&T, Unisys, Ciber, and McGraw-Hill, as well as many smaller companies as well. He has been the president of The Stein Advantage, Inc., a sales consulting company, from July 1997 to the present, and was the Director of Worldwide Business Development for Marcam Corporation from 1995 to 1997. From 1980 until he founded The Stein Advantage in 1997, Mr. Stein was employed by several leading-edge high technology companies in a number of roles: programmer, systems engineer, sales representative, sales manager, Director of Worldwide Sales Development, VP of Sales, VP of Marketing, VP of International Operations, VP of Client Services and VP of Strategic Alliances. In the early 1990's Mr. Stein lived and worked in Europe initiating, organizing and establishing the international operations for Datalogix International. He is a member of the National Speakers Association and the Strategic Account Management Association (SAMA). Mr. Stein graduated from the City College of New York with a Bachelor of Arts degree and pursued post graduate studies at the City University of New York.

Compliance with Section 16(a) of the Exchange Act

      Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2001, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year, except for Bryan Abboud who made two purchases of Company common stock on January 16, 2002 and January 30, 2002 which were reported on a Form 4 filing on February 26, 2002.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table provides summary information for the years 2001, 2000 and 1999 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of its chief executive officer for the appropriate years.

                           SUMMARY COMPENSATION TABLES
------------------------------------------------
Annual Compensation
------------------------------------------------
        Name and                                                Other Annual
   Principal Position        Year   Salary($)      Bonus ($)    Compensation ($)
-------------------------------------------------------------------------------
Bryan Abboud, President      2001   $120,000        $15,000         $33,708 (1)
-------------------------------------------------------------------------------
Donald J. Lisa, President    2001   $42,500          - 0 -        $21,091.51 (1)
-------------------------------------------------------------------------------
Todd Elmquist, Chief         2001   $164,000        $10,000       $44,839.21 (2)
Information Officer of IGW
-------------------------------------------------------------------------------
Donald J. Lisa, President    2000   $60,000          - 0 -             - 0 -
-------------------------------------------------------------------------------
David Wintroub, President    2000   $48,000          - 0 -             - 0 -
-------------------------------------------------------------------------------
Steven Abboud, President     1999   $34,000          - 0 -             - 0 -
-------------------------------------------------------------------------------

      (1) Bryan Abboud and Don Lisa received money in addition to their salaries as Reimbursement for living expenses.
      (2) Todd Elmquist received money in addition to his salary as Reimbursement for living and transportation expenses.

-----------------------------------
      Long Term Compensation
-----------------------------------
         Awards           Payouts
-----------------------------------
                                  Restricted Securities   LTIP      All Other
         Name and                   Stock    Underlying   Payouts  Compensation
    Principal Position      Year  Award(s)($Options/SARs(#) ($)        ($)
-------------------------------------------------------------------------------
Bryan Abboud, President     2001    - 0 -        -0-       - 0 -      - 0 -
-------------------------------------------------------------------------------
Donald J. Lisa, President   2001    -0 -         (1)       - 0 -      - 0 -
-------------------------------------------------------------------------------
Todd Elmquist, Chief        2001     -0-        - 0 -      - 0 -      - 0 -
Information Officer of IGW
-------------------------------------------------------------------------------
Donald J. Lisa, President   2000     -0-         -0-        -0 -       -0 -
-------------------------------------------------------------------------------
David Wintroub, President   2000    5,000        (2)        -0-        -0-
-------------------------------------------------------------------------------
Steven Abboud, President    1999    1,000        -0-        -0-        -0-
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

-------------------------------------------------
     Option/SAR Grants in Last Fiscal Year
              (Individual Grants)
-------------------------------------------------------------------------------
                   Number of    Percent of Total
                  Securities      Options/SARs    Exercise of
      Name        Underlying       Granted to     Base Price  Expiration Date
                 Options/SARs     Employees In      ($/Sh)
                                  Fiscal Year
-------------------------------------------------------------------------------
Bryan Abboud      78,938 (1)         49.3%       $0.50/Share  December 31, 2008
-------------------------------------------------------------------------------
Todd Elmquist     55,256 (1)         34.5%       $0.50/Share  December 31, 2008
-------------------------------------------------------------------------------
      (1) On February 22, 2002, the term of the options granted to purchase these shares was extended from December 31, 2001 to December 31, 2008.

Director Compensation

      All directors receive annual options to purchase 212,000 shares of the Company's common stock. Such options bear exercise prices equal to the weighted average of the common stock's closing price for the three (3) months prior to the granting of such options. Granting occurs at the beginning of the calendar year. All Directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information as of February 28, 2002, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the 10,439,540 outstanding shares of Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:

-------------------------------------------------------------------------------
Class of Stock       Name and Address of      Number of Shares   Percent of
                      Beneficial Owner          Beneficially      Class (1)
                                                  Owned (1)
-------------------------------------------------------------------------------
 Common Stock   Steven Abboud (2) (3) (4)(5)
                     16569 Summit Drive       2,303,895             22.1%
                       Omaha, NE 68136
-------------------------------------------------------------------------------
 Common Stock         Joann Abboud (3)
                     60 Seagate Dr. #703           821,649           7.9%
                      Naples, FL 34103
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
 Common Stock     Shining Star Investments,
                            Inc.                   895,358           8.6%
                     16569 Summit Drive
                       Omaha, NE 68136
-------------------------------------------------------------------------------
                    Executive Officers &
                          Directors
-------------------------------------------------------------------------------
 Common Stock    Bryan Abboud (2) (3) (4)(6)
                   501 Brickell Key Drive         3,320,081         31.8%
                          Suite 603
                    Miami, Florida 33131
-------------------------------------------------------------------------------
 Common Stock          Thomas Hawkins
                     2308 W. Paseo Cielo            3,000        less than 1%
                      Tucson, AZ 85741
-------------------------------------------------------------------------------
 Common Stock           Thomas Glaza                  0              n/a
                   501 Brickell Key Drive
                          Suite 603
                    Miami, Florida 33131
-------------------------------------------------------------------------------
 Common Stock            Dave Stein                   0              n/a
                   501 Brickell Key Drive
                          Suite 603
                    Miami, Florida 33131
-------------------------------------------------------------------------------
 Common Stock      Todd Elmquist (as Chief
                 Information Officer of IGW)       426,529           4.1%
                     7714 Marquise Drive
                      Tucson, AZ 85715
-------------------------------------------------------------------------------
                  All Executive Officers &        3,749,610         35.9%
                    Directors as a Group
-------------------------------------------------------------------------------

      (1) The number of shares and percentage of class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

      (2) Steven Abboud is a principal beneficial owner of 88% of the voting stock of Shining Star Investments, Inc. ("SSI") and Bryan Abboud is a principal beneficial owner of 12% of the voting stock of SSI. SSI owns a total of 895,358 shares of the Company's Common Stock, therefore 787,915 of SSI's shares are owned by Steven Abboud and are included in his ownership figure in the above table, and the remaining 107,443 shares are owned by Bryan Abboud and are also included in his ownership figure in the above table.

      (3) Joann Abboud is the mother of Bryan Abboud and Steven Abboud. Joann Abboud is the principal beneficial owner of 100% of the voting stock of the Abboud Family Trust, the Ronald J. Abboud Trust, and the Ron Abboud Family Trust. The Abboud Family Trust owns 30,000 shares of the Company's Common Stock. The Ronald J. Abboud Trust owns 223,889 shares of the Company's Common Stock. The Ron Abboud Family Trust owns 24,000 shares of the Company's Common Stock. All of these shares are reflected in the total 821,649 shares owned by Joann Abboud.

      (4) Gene Abboud is the principal and beneficial owner of 50% of the voting stock of Masadi Financial, which owns a total of 627,101 shares of Global. Gene Abboud is a second cousin of Bryan and Steven Abboud. Steven Abboud is the beneficial owner of the remaining 50% of Masadi Financial. Gene and

      Steven Abboud each own 313,550.50 shares of the 627,101 total shares Masadi owns in Global. The 313,550.50 shares owned by Steven Abboud are reflected in his total ownership figure in the table above.

      (5) Includes 90,000 shares beneficially owned by Steven Abboud by virtue of his ownership of an option to purchase 90,000 shares of common stock through January 25, 2005, at the exercise price of $1.25 per share.

      (6) Includes 424,938 shares beneficially owned by Bryan Abboud by virtue of his ownership of options to purchase: (i) 150,000 shares of common stock through January 31, 2005, at the exercise price of $1.00 per share;
      (ii) 20,000 shares of common stock through January 29, 2005, at an exercise price of $1.25 per share; (iii) 78,938 shares of common stock through December 31, 2001, at an exercise price of $0.50 per share; and
      (iv) 176,000 shares of common stock through December 31, 2002, at an exercise price of $1.25 per share.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Mr. Steven Abboud, a shareholder and former officer and director of the Company, and Mr. Bryan Abboud, Chief Executive Officer and President of Global Entertainment Holdings/Equities, Inc. and Managing Director of Interactive Gaming & Wagering, NV, are brothers and sons of Joann Abboud, and are the principal beneficial owners of 88% and 12%, respectively, of the voting stock of Shining Star Investments, Inc., a shareholder of the Company.

      Mr. Gene Abboud, a shareholder of the Company is a second cousin to Mr. Steven Abboud and Mr. Bryan Abboud, and is the principal and beneficial owner of 50% of the voting stock of Masadi Financial, a shareholder of the Company.

      The Abboud Family Trust owes the Company $250,000 Joann Abboud is the mother of Bryan Abboud and Steven Abboud. Joann Abboud is the principal beneficial owner of 100% of the voting stock of the Abboud Family Trust.

      On December 31, 1998, Steve Abboud loaned $20,000 to the Company's wholly owned subsidiary, IGW. This debt has not yet been repaid and is now in the amount of $26,115 accruing interest at fifteen percent (15%) per annum.

      On August 1, 1998, Bryan Abboud loaned $20,000 to IGW. This debt has not yet been repaid and is now in the amount of $24,572 accruing interest at fifteen percent (15%) per annum.

      On July 18, 2000, Shining Star Investments, Inc. loaned $40,000 to the Company, secured by a promissory note requiring monthly payments of fifteen percent (15%) per annum interest only. This note is convertible into Common Stock at $0.50 per share on or before August 1, 2002.

      On April 30, 2001, Joann Abboud loaned the Company $240,000 for the purchase of computer equipment which is secured by a promissory note in the same amount. The note earns interest at the rate of fifteen percent (15%) per year, and becomes due and payable in full on April 30, 2002. The Company is currently in negotiations with Ms. Abboud regarding extension of the term of this note.

      Joann Abboud loaned the Company $92,145 for operational expenses which is secured by a promissory note bearing interest at fifteen percent (15%) per year and due and payable in full on May 1, 2003.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 12 of this Form 10-KSB, which is incorporated herein by reference.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed on the Company's behalf during the quarter ended December 31, 2001.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of April 2002.

                                    Global Entertainment Holdings/Equities, Inc.

                                    /s Bryan Abboud
                                    --------------------------------------
                                    Bryan Abboud, President & CEO

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date

/s/ Bryan Abboud              President, CEO & Director     April 15, 2002
----------------------------
Bryan Abboud

/s/ Thomas Glaza              Director                      April 15, 2002
----------------------------
Thomas Glaza

/s/ Dave Stein                Director                      April 15, 2002
----------------------------
Dave Stein

/s/ Thomas Hawkins            Secretary                     April 15, 2002
----------------------------
Thomas Hawkins

/s/ Sergio Gonzalez           Finance Manager               April 15, 2002
----------------------------
Sergio Gonzalez

                                INDEX TO EXHIBITS

            EXHIBIT     PAGE
            NO.         NO.         DESCRIPTION

            3(i)        *           Articles of Incorporation of the Company.

            3(ii)       *           Bylaws of the Company.

            21          **          Subsidiaries of Registrant.


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

**  Filed herewith.

                                   EXHIBIT 21

                              LIST OF SUBSIDIARIES
                                       OF
                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

      1. Interactive Gaming and Wagering, N.V. was incorporated in Curacao, Netherlands Antilles.

      2.    Prevail Online, Inc. was incorporated in Colorado.