Form 10QSB
period 2002-03-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2002-05-13
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


[X] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____________.

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

                  Issuer's telephone number: (305) 374-2036
                                             --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

As of May 9, 2002, there were 10,415,722 outstanding shares of the issuer's common stock, par value $0.001.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION................................................3

      ITEM 1. Financial Statements............................................3

              Consolidated Unaudited Financial Statements...................F-1

      ITEM 2. Management's Discussion and Analysis or Plan of Operation.......4

              Results of Operations...........................................4

              Liquidity and Capital Resources.................................5

PART II - OTHER INFORMATION...................................................5

      ITEM 6. Exhibits and Reports on Form 8-K................................5

INDEX TO EXHIBITS.............................................................6

                        PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

      As used herein, the term "Company" refers to Global Entertainment Holdings/Equities, Inc., and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheets and the comparable period of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

      The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2001.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                              As of March 31,  As of December 31
                                                    2002              2001
                                              ---------------  -----------------

                                   A S S E T S

Current Assets:
    Cash & Cash Equivalents                          647,366            189,091
    Accounts Receivable Net of Provision             887,690          1,401,285
    Note Receivable                                  646,168            644,303
    Prepaid Expenses                                  35,010             33,525
                                              ---------------  -----------------
        Total Current Assets                       2,216,234          2,268,204

Property & Equipment
    Propietary Software - Net                      1,094,196          1,115,465
    Other Software - Net                              94,313             94,996
    Office Improvements - Net                         19,423             22,198
    Computer Equipment - Net                         212,564            220,147
    Furniture & Fixtures - Net                        77,821             67,570
                                              ---------------  -----------------
        Total Property & Equipment                 1,498,317          1,520,376

Long-Term Assets
    Note Receivable                                  303,669            453,669

Other Assets
    Security Deposit                                  62,163             63,076
    Software Design & Development - Net               33,086             41,764
                                              ---------------  -----------------
        Total Other Assets                            95,249            104,840
                                              ---------------  -----------------
        Total Assets                           $   4,113,469    $     4,347,089
                                              ===============  =================







  See accompanying summary of accounting principles and notes to consolidated financial statements.

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                              As of March 31,  As of December 31
                                                    2002              2001
                                              ---------------  -----------------

          L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

Current Liabilities
    Accounts Payable                                 212,229            367,286
    Accrued Expenses                                  24,537             21,549
    Current Portion - Notes Payable                  904,473            937,369
    Note Payable - Line of Credit                         -              44,852
    Income Taxes Payable                              71,603             62,583
                                              ---------------  -----------------
        Total Current Liabilities              $   1,212,842    $     1,433,639

Long Term Liabilities
    Notes Payable                                  1,047,895          1,080,791
    Less Current Portion                            (904,473)          (937,369)
                                              ---------------  -----------------
        Total Long Term Notes Payable                143,422            143,422

        Net Long Term Liabilities                    143,422            143,422
                                              ---------------  -----------------
        Total Liabilities                      $   1,356,264    $     1,577,061
                                              ---------------  -----------------


Stockholders' Equity
    Preferred Stock, 25,000,000 Shares Authorized,
        at $.001 Par Value, None Issued
    Common Stock, 100,000,000 Shares Authorized       10,416             10,416
        Par Value of $.001; 10,415,722 &
        10,415,722 Shares Issued and
        Outstanding Respectively
    Paid in Capital                                3,231,579          3,228,922
    Retained Earnings(Deficit)                       (37,490)           (22,010)
    Treasury Stock, at Cost                         (447,300)          (447,300)
                                              ---------------  -----------------
        Net Stockholders' Equity                   2,757,205          2,770,028
                                              ---------------  -----------------
        Total Liabilities and
              Stockholders' Equity             $   4,113,469    $     4,347,089
                                              ===============  =================



  See accompanying summary of accounting principles and notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                      For the Three Months Ended
                                                              March 31
                                                      --------------------------
                                                          2002          2001
                                                      ------------   -----------
Revenues:
    License Fees                                            7,500        35,000
    Royalty Fees                                        1,115,111       777,374
    Hosting Income                                         14,312        27,425
    Special Projects                                      197,248        95,886
    Other Revenues                                         88,364        85,903
    Sponsorship Income                                      9,700        80,665
                                                      ------------  ------------
          Total Revenues                              $ 1,432,235   $ 1,102,253
                                                      ------------  ------------
Cost of Revenues:
    Special Projects                                      171,948        67,056
    Bandwidth                                              93,461        94,875
    Royalty Costs                                          99,292            -
    Sponsorship Expenses                                    2,456        13,521
                                                      ------------  ------------
          Total Cost of Revenues                          367,157       175,452

          Gross Profit                                  1,065,078       926,801

Expenses
    Uncollectible Fees Written Off                         35,805            -
    Depreciation & Amortization                           293,560       251,763
    Rents                                                  41,993        37,423
    Professional Fees                                      49,340        70,668
    Financial & Investor Relations                         21,110        14,532
    Administrative Expenses                                96,080       112,419
    Advertising                                            38,890        43,972
    Wages and Salaries                                    452,814       336,759
                                                      ------------  ------------
          Total Expenses                              $ 1,029,592   $   867,536
                                                      ------------  ------------
Income (Loss) from Operations                              35,486        59,265

Other Income(Expenses)
    Interest(Expense)                                     (31,009)      (19,873)
    Interest Income                                           820           721
    Other Income(Expense)                                 (11,758)       (5,194)
                                                      ------------  ------------
          Total Other Income (Expenses)                   (41,947)      (24,346)
                                                      ------------  ------------




  See accompanying summary of accounting principles and notes to consolidated financial statements.

          GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                      For the Three Months Ended
                                                              March 31
                                                      --------------------------
                                                          2002          2001
                                                      ------------  ------------

    Income Before Taxes                                    (6,461)       34,919

    Provisions for Income Tax                              (9,019)       (3,031)
                                                      ------------  ------------
          Net Income                                  $   (15,480)  $    31,888
                                                      ============  ============

    Basic Earnings Per Share                          $     (0.00)  $      0.00

    Diluted Earnings Per Share                        $     (0.00)  $      0.00


Weighted Average Shares                                10,415,722    10,414,207
Outstanding Retroactively Restated

Weighted Average Shares & Options                      12,189,263    12,187,748
    Outstanding










  See accompanying summary of accounting principles and notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                            Statements of Cash Flows
                                   (Unaudited)

                                                    For the Three Months Ended
                                                             March 31
                                                   -----------------------------
                                                        2002            2001
                                                   --------------  -------------

Cash Flows from Operating Activities
    Net Income                                     $     (15,480)  $     31,888

    Adjustments to Reconcile Net Income (Loss) to
       Net Cash Provided by Operating Activities;
         Depreciation                                    293,560        251,763
         Provisions for Bad Debt                              -              -
         Uncollectible Fees Written Off                   35,805             -
         Stock Issued for Services                            -           7,656
    Change in Operating Assets  & Liabilities
       (Increase) Decrease in Fees Receivable            473,331       (355,251)
       (Increase) Decrease in Prepaid Expenses           (18,916)          (977)
       (Increase) Decrease in Security Deposits              912         (1,014)
       (Increase) Decrease in Interest Receivable             -            (440)
       (Increase) Decrease in Employee Receivable         17,430          1,082
       (Increase) Decrease in Notes Receivable           152,594        150,000
       Increase in Accounts Payable                     (148,680)       128,317
       Increase in Software Design                            -         (39,333)
       Increase in Accrued Expenses                        2,989          9,243
       Increase in Taxes Payable                           5,300          3,030
       (Decrease) Increase in Accrued Interest                -           3,698
                                                   --------------  -------------
         Net Cash Provided (Used) in
             Operating Activities                  $     798,845   $    189,662
                                                   --------------  -------------
Cash Flows from Investing Activities
    Purchase of Fixed Assets                            (262,823)      (332,032)
                                                   --------------  -------------

         Net Cash (Used) in Investing Activities   $    (262,823)  $   (332,032)
                                                   --------------  -------------






  See accompanying summary of accounting principles and notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                            Statements of Cash Flows
                                   (Unaudited)

                                                    For the Three Months Ended
                                                             March 31
                                                   -----------------------------
                                                        2002           2001
                                                   --------------  -------------

Cash Flows from Financing Activities
   Payment on Long-Term Debt                             (77,748)       (78,870)
   Increase (Decrease) in Notes Payable                       -          79,010
                                                   --------------  -------------
     Net Cash Provided by Financing Activities     $     (77,748)  $        140
                                                   --------------  -------------
     Increase (Decrease) in Cash & Cash Equivalents      458,274       (142,230)

     Cash & Cash Equivalents at Beginning of Period      189,092        164,455
                                                   --------------  -------------
     Cash & Cash Equivalents at End of Period      $     647,366   $     22,225
                                                   ==============  =============

Disclosures from Operating Activities:
    Interest Expense                               $      31,009   $     26,065
    Taxes                                          $          -    $         -

Significant Non-Cash Transactions:
    Issued 8,500 shares for Consulting and Legal                   $      7,656












  See accompanying summary of accounting principles and notes to consolidated financial statements.

                 GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10KSB, as amended.

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

                             March 31, 2002 and 2001

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

      The Company intends to implement its business strategy by:

            (1)  Continuing to enhance and improve its technology;
            (2)  Seeking sales with unidentified companies that:
                 (a) Are in the Internet/Technology/Software based industries,
                 (b) Are financially stable, (c) Have a seasoned management team, and (d) Are efficiently staffed;
            (3) Developing brand name recognition through cross marketing and merchandising.

Results of Operations

      The Company's revenues increased to $1,432,235 for the quarter ended March 31, 2002 as compared to $1,102,253 for the three months ended March 31, 2001, representing an increase of 30%. Cost of revenues also increased for the three months ended March 31, 2002, from $175,452 during 2001, as compared to $367,157 during 2002. The higher cost of revenue was more than offset by the Company increased revenues, allowing the Company's gross profit to improve 15%, rising to $1,065,078 for the three months ended March 31, 2002, as compared to a gross profit of $926,801 for the three months ended March 31, 2001.

      Increased operating expenses for the three months ended March 31, 2002, of $1,029,592 as compared to $867,536 for the quarter ended March 31, 2001, offset the increase in gross profit. Accordingly, income from operations decreased slightly to $35,486 for the three months ended March 31, 2002, as compared to income from operations of $59,265 for the quarter ended March 31, 2001. The primary reason behind the increase in operating expenses was an increase in wages and salaries, from $336,759 in the first quarter of 2001, versus $452,814 for the quarter ended March 31, 2002 - this was a result of employing an additional 12 people compared to 2001. Also, the Company's depreciation expense increased 17% from $251,763 to $293,560.

      Total other expenses for the quarter ended March 31, 2002 rose slightly to $41,947, as compared to $24,346 for the quarter ended March 31, 2001. This slight increase resulted in a net loss of $15,480 for the quarter ended March 31, 2002 as compared to the Company's net income of $31,888 for the quarter ended March 31, 2001.

      For the quarter March 31, 2002, Prevail generated revenues of $9,700, as compared to $80,665 for the quarter ended March 31, 2001. As of March 31, 2002, Prevail revenue accounted for less than1% of the Company's revenues for that period, as compared to 7% for the quarter ended March 31, 2001. Because Prevail is spending very little resources in marketing itself, the revenues are commensurately lower and it is still in the process of restructuring. The Company is making efforts under new management to enhance its current position in the online gaming portal market.

Liquidity and Capital Resources

      The Company's cash position significantly improved during the quarter ended March 31, 2002, as a result of one of its largest clients tendering the majority of its fees receivable. Thus, cash and cash equivalents were $647,366 at March 31, 2002, as compared to $22,225 as of December 31, 2001. The reduction in accounts receivable from $1,401,285 on March 31, 2001, to $887,690 on March 31, 2002, and the resultant $313,885 from non-cash expenses (primarily depreciation), were the predominant reasons behind the Company's solid cash position. The provision of net cash generated from operating activities for the three months ended March 31, 2002 increased to $798,845, as compared to $189,662 for the three months ended March 31, 2001.

      Net cash used for investing activities for the three months ended March 31, 2002 was $262,823 compared to $332,032 for the three months ended March 31, 2001. Net cash used in financing activities for the three months ended March 31, 2002, was $77,748, as compared to net cash provided by financing activities of $140 for the three months ended March 31, 2001.

      The Company expects to continue to finance its ongoing operations and expansion through working capital. However, it may seek some financing in the event it chooses to expand its operations more aggressively than its cash flow will allow.

                         PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 6 of this Form 10-QSB, which is incorporated herein by reference.

(b) No reports on Form 8-K were filed on the Company's behalf during the quarter ended March 31, 2002.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

Global Entertainment Holdings/Equities, Inc.

/s/ Bryan Abboud
--------------------------------------------
Bryan Abboud, CEO

May 10, 2002

                              INDEX TO EXHIBITS

Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT     PAGE
NO.         NO.         DESCRIPTION

3.1         *           Articles of Incorporation

3.2         *           Bylaws