Form 10QSB
period 2002-06-30
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2002-08-13
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

                                Yes [X] No [ ]

As of August 13, 2002, there were 10,375,776 outstanding shares of the issuer's common stock, par value $0.001.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................1

        ITEM I. Financial Statements.........................................1

                Consolidated Unaudited Financial Statements................F-1

                Notes to Financial Statements..............................F-7

        ITEM 2. Management's Discussion and Analysis or Plan of Operation....2

                General Background of the Company............................2

                Results of Operations........................................2

                Liquidity and Capital Resources..............................4

PART II - OTHER INFORMATION..................................................5

        ITEM 4. Submission of Matters to a Vote of Security Holders..........5

        ITEM 6. Exhibits and Reports on Form 8-K.............................6

INDEX TO EXHIBITS............................................................7

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

      As used herein, the term "Company" refers to Global Entertainment Holdings/Equities, Inc., and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2002 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheets and the comparable period of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

      The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2001.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets
                 June 30, 2002 (Unaudited) and December 31, 2001


                                                     As of June 30  December 31
                                                         2002          2001
                                                     ------------  ------------
                                                     (Unaudited)    (Audited)
                                                     ------------  ------------

                                   A S S E T S

Current Assets:
     Cash & Cash Equivalents                          $   230,518   $   189,091
     Accounts Receivable - net                          1,033,923     1,401,285
     Note Receivable                                      602,449       603,717
     Prepaid Expenses                                      83,096        24,750
     Other Receivables                                     16,908        40,586
     Employee Receivable                                   12,356         8,775
                                                     ------------  ------------
     Total Current Assets                               1,979,250     2,268,204

Property & Equipment
     Proprietary Software - net                         1,040,335     1,115,465
     Other Software - net                                 100,278        94,996
     Office Improvements - net                             16,648        22,198
     Computer Equipment - net                             290,289       220,147
     Furniture & Fixtures - net                            69,314        67,570
                                                     ------------  ------------
     Total Property & Equipment                         1,516,864     1,520,376

Long-Term Assets
     Note Receivable                                      153,669       453,669

Other Assets
     Security Deposit                                      75,966        63,076
     Software Design & Development - net                   24,408        41,764
                                                     ------------  ------------
     Total Other Assets                                   100,374       104,840
                                                     ------------  ------------
     Total Assets                                     $ 3,750,157   $ 4,347,089
                                                     ============  ============

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets
                 June 30, 2002 (Unaudited) and December 31, 2001


                                                     As of June 30 December 31
                                                         2002          2001
                                                     ------------  ------------
                                                     (Unaudited)    (Audited)
                                                     ------------  ------------

         L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

Current Liabilities
     Accounts Payable                                 $   401,468   $   367,286
     Credit Cards Payable                                  33,014             0
     Deferred Revenue                                     106,614             0
     Payroll Liabilities                                   20,828        21,549
     Current Portion - Notes Payable                      715,387       937,369
     Note Payable - Line of Credit                              0        44,852
     Income Taxes Payable                                  71,603        62,583
                                                     ------------  ------------
     Total Current Liabilities                       $  1,348,914   $ 1,433,639

Long Term Liabilities
     Notes Payable                                              0     1,080,791
     Less Current Portion                                       0      (937,369)
                                                     ------------  ------------
     Total Long Term Notes Payable                              0       143,422
                                                     ------------  ------------
     Net Long Term Liabilities                                  0       143,422
                                                     ------------  ------------
     Total Liabilities                                $ 1,348,914   $ 1,577,061
                                                     ------------  ------------


Stockholders' Equity
     Preferred Stock: 25,000,000 Shares Authorized at
        $.001 Par Value, None Issued                            0             0
     Common Stock: 100,000,000 Shares Authorized Par
        Value of $.001; 10,375,776 & 10,415,772 Shares
        Issued and Outstanding Respectively
        Retroactively Restated                             10,376        10,682
     Paid in Capital                                    3,231,618     3,228,656
     Retained Earnings (Deficit)                         (393,451)      (22,010)
     Treasury Stock, at Cost                             (447,300)     (447,300)
                                                     ------------  ------------
     Net Stockholders' Equity                           2,401,243     2,770,028
                                                     ------------  ------------
     Total Liabilities and Stockholders' Equity       $ 3,750,157   $ 4,347,089
                                                     ============  ============




See accompanying summary of accounting principles and notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                Consolidated Statement of Operations (Unaudited)


                             For the Three Months Ended For the Six Months Ended
                                      June 30                   June 30
                              ------------------------   ----------------------
                                 2002         2001          2002        2001
                              -----------  -----------   ----------  ----------

Revenues:
     License Fees             $    87,500  $        -    $   95,000  $   35,000
     Royalty Fees                 768,846      575,374    1,883,957   1,352,748
     Hosting Income                15,580       20,593       29,893      48,018
     Special Projects             185,763       27,763      383,010     123,649
     Bandwidth                     81,924       81,320      170,288     167,223
     Sponsorship Income            20,250       (7,464)      29,950      73,201
                              -----------  -----------   ----------  ----------
     Total Revenues           $ 1,159,863  $   697,586   $2,592,098  $1,799,839
                              -----------  -----------   ----------  ----------

Cost of Revenues:
     Special Projects             168,883       18,920      340,831      85,976
     Bandwidth                     91,640       85,671      185,101     180,546
     Royalty Costs                110,248                   209,540
     Sponsorship Expenses           2,299        8,909        4,756      22,430

     Total Cost of Revenues       373,070      113,500      740,228     288,952

Gross Profit                  $   786,793  $   584,086   $1,851,870  $1,510,887

Expenses:
     Bad Debts                     40,270       81,764       76,074      81,764
     Rents                         41,691       30,630       83,684      68,053
     Professional Fees             89,538       52,409      138,879     123,077
     Advertising & Marketing       45,860       87,716      128,985     152,871
     Administrative Costs         111,128      100,873      179,442     204,286
     Personnel                    451,899      495,762      904,714     835,177
                              -----------  -----------   ----------  ----------
     Total Expenses               780,386      849,154    1,511,778   1,465,228
                              -----------  -----------   ----------  ----------

Earning before Interest, Taxes
  Depreciation & Amortization
  (EBITDA)                    $     6,407  $  (265,068)  $  340,092  $   45,659

Depreciation & Amortization      (320,682)    (268,128)    (614,242)   (519,891)

Income/(Loss) from Operations    (314,275)    (533,196)    (274,150)   (474,232)

Other Income/(Expenses)
     Interest Expense             (20,532)     (34,946)     (51,538)    (54,819)
     Interest Income                  353        1,219        1,173       1,940
     Other Income(Expense)        (19,888)       5,194      (31,645)
                              -----------  -----------   ----------  ----------
Total Other Income (Expense)      (40,067)     (28,533)     (82,010)    (52,879)
                              -----------  -----------   ----------  ----------

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                Consolidated Statement of Operations (Unaudited)


                             For the Three Months Ended For the Six Months Ended
                                      June 30                   June 30
                              ------------------------   ----------------------
                                 2002         2001          2002        2001
                              -----------  -----------   ----------  ----------

   Income Before Taxes           (354,342)    (561,729)    (356,160)   (527,111)

   Provisions for Income Taxes     (1,624)       3,551      (15,281)        520
                              -----------  -----------   ----------  ----------
   Net Income                 $  (355,966) $  (558,178)  $ (371,441) $ (526,591)
                              ===========  ===========   ==========  ==========

Basic Earnings Per Share      $     (0.03) $     (0.05)  $    (0.03) $    (0.05)

Diluted Earning Per Share     $     (0.05) $     (0.05)  $    (0.03) $    (0.05)

Weighted Average Shares
   Outstanding                 10,375,776   10,418,040   10,375,776  10,418,040

Weighted Average Shares
Options Outstanding            12,189,163   12,191,581   12,189,263  12,191,581























See accompanying summary of accounting principles and notes to consolidated Financial Statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Statements of Cash Flows (Unaudited)
                        For the Six Months Ended June 30,


                                                        2002          2001
                                                    ------------  -------------

Cash Flows from Operating Activities
     Net Income                                         (371,441)      (526,591)

Adjustments to Reconcile Net Income (Loss) to

Net Cash Provided by Operating Activities:

     Depreciation                                        614,242        268,128
     Bad Debt Provision increase                          66,574         81,764
     Stock Issued for Services                             2,656         20,656

Change in Operating Assets & Liabilities
     Decrease in Fees Receivable                         300,788         65,889
     Decrease in Other Receivables                        23,678
     (Increase) in Prepaid Expenses                      (58,346)        (3,633)
     (Increase) in Security Deposits                     (12,890)        (5,171)
     (Increase) in Interest Receivable                        -            (880)
     (Increase) in Employee Receivable                    (3,581)       (10,682)
     Decrease (Increase) in Short Term Notes Receivable    1,268        (25,785)
     Decrease in Long Term Note Receivable               300,000        250,000
     Decrease in Other Assets                             17,356
     Increase in Accounts Payable                         34,182         13,526
     Increase in Credit Card Payable                      33,014
     Increase in Accrued Expenses                             -          31,240
     (Decrease) in Tax Payable                                -          (3,551)
     Increase in Accrued Income Taxes                      9,020
     (Decrease) in Accrued Payroll Liability                (721)
     Increase in Deferred Revenue                        106,614
     Increase in Accrued Interest                             -           6,687
                                                    ------------  -------------
     Net Cash Provided by Operating Activities         1,062,413        161,597

Cash Flows from Investing Activities
     Purchase of Fixed Assets                           (610,730)      (243,192)
                                                    ------------  -------------
Net Cash Flows Used in Investing Activities             (610,730)      (243,192)

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Statements of Cash Flows (Unaudited)
                        For the Six Months Ended June 30,

                                                        2002          2001
                                                    ------------  -------------
Cash Flows from Financing Activities
     Increase (Decrease) in Notes Payable               (365,404)        49,765
     Increase (Decrease) in Line of Credit               (44,852)            -
     Increase (Decrease) in Capital Lease Liabilities         -          (8,426)
     Payment of Long Term Debt                                -         (40,073)
                                                    ------------  -------------
Net Cash Used in Financing Activities                   (410,256)         1,266

Increase (Decrease) in Cash & Cash Equivalents            41,427        (80,329)

Cash & Cash Equivalents at Start of Period               189,091        164,455
                                                    ------------  -------------
Cash & Cash Equivalents at End of Period                 230,518         84,126
                                                    ============  =============




















See accompanying summary of accounting principles and notes to consolidated Financial Statements.

                 GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

                                   (Unaudited)

NOTE 1 - GENERAL

The Company was incorporated on July 10, 1997, under the laws of the state of Colorado using the name Masadi Resources, Inc. On February 10, 1998, Articles of Amendments were filed changing the name to International Beverage Corporation. Pursuant to a Merger Agreement dated August 27, 1998, International Beverage Corporation merged with Global Entertainment Holdings/Equities, Inc., and Subsequently the surviving corporation became known as Global Entertainment Holdings/Equities, Inc. The purpose of the Corporation is to engage in any Lawful act or activity for which corporations may be organized under the laws of The State of Colorado.

Principles of Consolidation

The Company currently has two wholly owned subsidiaries; Interactive Gaming and Wagering NV, (IGW), a Netherlands Antilles Corporation in Curacao, Netherlands Antilles, and Prevail Online, Inc., (Prevail), a Colorado Corporation. IGW, is engaged in the conception and creation of computer software programs for the Gaming and wagering industry. Prevail, was purchased in August of 1999 and it is Engaged in the creation and operation of websites and derives its revenues from Banner advertising. The accompanying consolidated financial statements include The accounts of the company and its wholly owned subsidiaries. Inter-company Transactions and balances have been eliminated in consolidation

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial Information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete Financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected For the years ended December 31, 2002 and 2001 The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been Condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10KSB.

Shares of common stock issued by the Company for other than cash have been assigned an amount equivalent to the fair value of the service or assets received in exchange.

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

NOTE 4 - COST OF ROYALTIES

Royalty costs are allocated to Royalty Sales in Cost of Sales based on the licensing fees paid for software as well as an allocation of Application Development Time to maintain Royalty arrangements with existing clients.

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

General Background of the Company

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

      During the last four years, the Company has generated its most significant revenues during the months of August through December. Below are the percentages of the Company's total annual revenue generated during these months:

                                  1998 - 87%
                                  1999 - 61%
                                  2000 - 49%
                                  2001 - 61%

      Furthermore, 56% of IGW's Sportsbook Revenues for the 2001 fiscal year were generated in the fourth quarter.

      Revenues for the quarter ended June 30, 2002 increased 66% to $1,159,863 as compared to $697,586 for the quarter ended June 30, 2001.

      Revenues for the six months ended June 30, 2002 increased 44% to $2,592,098 compared to $1,799,839 for the six months ended June 30, 2001.

      The reasons for the increased revenues for the two six month periods, are primarily due to a 211% increase in Special Projects, also known as marketing services, a 171% increase in software licensing fees from new clients and a 40% increase in Royalty Income. This growth was achieved despite the economic recession and lower earnings world wide, and the fact that the second quarter as forecast for IGW is cyclically the lowest revenue season of the year.

      Prevail's revenues were lower than expected due to a significant drop in online traffic to its web portals compared to prior years. This is a result of a decrease in the amount of pay-per- click traffic combined with poor ranking in the search engines. Purchasing pay-per-click traffic as the main source is no longer cost efficient. The sites are being redesigned and optimized for search engine positioning and, as a result, traffic is expected to improve. Search engine optimization takes time and results are expected to be slow.

      Cost of goods sold for the three months ended June 30, 2002 were $373,070 compared to $113,500 for the three months ended June 2001. This increase of $259,570, or 228%, is mainly attributable to the introduction of a method to measure the allocation of application development to royalty revenues and the associated cost of sales for existing royalty customers. The significant increase is also attributable to the Special Project business (see discussion of increased revenues above).

      Operating expenses decreased slightly to $780,386 for the quarter ended June 30, 2002 from $849,154 for the second quarter ended June 30 2001. However, these expenses increased slightly to $1,511,778 for the six months ended June 30, 2002 from $1,465,228 the same period in 2001. This is due to lower spending on advertising, marketing and less expenditures on unnecessary investor relations programs. Expenses were down also due to the write-off recorded on the Prevail Investment the previous year, absent this year. Expenses were not as high also due to the later timing of hiring some new key staff in IGW Curacao from the first to the second quarter.

      Earnings before Interest, Taxes, Depreciation & Amortization (EBITDA) increased to a positive $6,407 for the quarter ended June 30, 2002 from a net loss of $265,068 for the second quarter ended June 30, 2001, an increase of $271,475, which represents a 102% increase.

      EBITDA for the six months ended June 30, 2002 increased to a positive $340,092 from $45,659 for the six months ended June 30, 2001, an increase of $294,433, or 644%.

      The Company's net loss for the second quarter ended June 30, 2002 improved to $355,966 from a net loss of $558,178 for the second quarter ended June 30, 2001, an increase of $202,212, or 36%.

      For the six months ended June 30, 2002, the Company's net loss also improved, to $371,441 from a net loss of $ 526,591 for the six months ended June 30, 2001, an increase of $155,150, or 29%.

      The Company believes its existing products and aggressive marketing strategy will expand its markets and attract new licensees. A new Sales Directors was hired in the second quarter resulting in closed business.

      Accordingly, the Company expects IGW licensing revenue growth to expand as additional new operators are established. Additionally, IGW's royalties from existing Licensees' Internet gaming operations are expected to increase on an annual basis.

      The Company has recently signed contracts with Global Internet Corporation
(GIC) to provide a casino, Sports Book and Horse Book, and rolled out a new Horse Betting software product at two client locations: Betgameday.com and VIPhorses.com. The Company anticipates signing up two (2) new licensees in the third quarter of 2002.

Liquidity and Capital Resources

      The Company's single largest source of revenue continues to come from one licensee. This licensee accounts for approximately 53% of all IGW revenues for the six months ended June 30, 2002.

      As of June 30, 2002, this licensee owes a total of $753,669. This figure is down from the balance at December 31, 2001 of $1,053,669, a reduction of $300,000, or 28%. Management believes, based on the payment pattern so far, that this receivable will be fully paid off by the end of the third quarter of 2003.

      The majority of the receivables are from operating licensees, who have a 30-day term agreement for royalties.

      Short term working capital (current assets less current liabilities) decreased to $630,336 as of June 30, 2002, from $834,565 as of December 31, 2001, a decrease of $204,229.

      Cash and liquid funds increased from $189,091 on December 31, 2001 to $230,518 on June 30 2002, an improvement of $41,427.

      Net cash provided by operating activities for the six months ended June 30, 2002 increased to $1,062,413, compared to net cash provided by operating activities for the six months ended June 30, 2001 of $161,597. This increase is primarily due to two factors. First, the Company, in particular IGW, recorded increased depreciation associated with an increased investment in fixed assets of $303,000 for the first six months of 2002 as compared to the same period of 2001. The purchases were primarily new software and server equipment. This increase is consistent with the Company's long-term growth strategy. Second, the increase is due to the accelerated payment schedule agreed with the Company's largest licensee and a corresponding reduction in notes and fees receivable when comparing the two periods.

      The increase in net cash provided by operating activities enabled the Company to raise its investment in fixed assets which resulted in an increase in investing activities for the six months ended June 30, 2002, which totaled $610,730, as compared to $243,192 for the first six months of 2001, an increase of $367,538, or 151%. Also, the capitalization of proprietary software has increased due to application development resources being allocated to software development. This figure for IGW was $315,455 for the first six months of June 2002.

      Although still in a positive cash and working capital situation, the Company continues to seek outside financing, through either the sale of equity or debt, and projects that in the third quarter, it will seek to obtain an appropriate line of credit to support the seasonal fluctuations in the business.

                         PART II - OTHER INFORMATION

ITEM 4.     Submission of Matters to a Vote of Security Holders.

      On July 16, 2002, the Annual Meeting of the Shareholders of the Company was held for the following purposes:

PROPOSAL NO. 1:   Election of the Board of Directors until the next Annual
                  Shareholders Meeting or until their respective successors are elected and qualify. The number of votes cast for each nominee was sufficient for all to be elected.

                                                                   BROKER
                     FOR            AGAINST       WITHHELD        NON-VOTES
                     ---            -------       --------        ---------

Bryan Abboud         6,209,233         0         2,281,944            0
Thomas Glaza         6,208,733         0         2,282,444            0
Dave Stein           6,208,733         0         2,282,444            0
James Doukas         6,208,733         0         2,282,444            0

PROPOSAL NO. 2:   Ratification of the employment of Kane, Hoffman & Danner, P.A.
                  as the Company's independent auditor for the fiscal year
                  ending December 31, 2002. The number of votes required for this proposal to pass was 4,245,589 and the total number of votes cast for this proposal was 6,183,017, therefore, the proposal passed.
                                                                   BROKER
                     FOR            AGAINST       WITHHELD        NON-VOTES
                     ---            -------       --------        ---------

                  6,183,017            0         2,308,160            0


ITEM 6.     Exhibits and Reports on Form 8-K.

1. Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 7 of this Form 10-QSB, which is incorporated herein by reference.

2. A Form 8-K was filed on June 14, 2002 to report a change of the Company's certifying accountants from Clyde Bailey, PC to Kane, Hoffman & Danner, PA.


                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

Global Entertainment Holdings/Equities, Inc.

/s/ Jonathan Shatz
---------------------------------
Jonathan Shatz, CFO

August 13, 2002

                              INDEX TO EXHIBITS

      Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT     PAGE
NO.         NO.         DESCRIPTION

3.1         *           Articles of Incorporation

3.2         *           Bylaws

99.1        8           Certification Pursuant To 18 U.S.C. Section 1350, As
                        Adopted Pursuant To Section 906 of the Sarbanes-Oxley
                        Act of 2002.

99.2        9           Certification Pursuant To 18 U.S.C. Section 1350, As
                        Adopted Pursuant To Section 906 of the Sarbanes-Oxley
                        Act of 2002.

Exhibit 99.1

                           Certification Pursuant to
                 18 USC, Section 1350, as Adopted Pursuant to
            Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Global Entertainment Holdings/Equities, Inc. (the "Company") on Form 10- QSB for the quarter ended June 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof, I, Jonathan Shatz, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to '302 and promulgated as 18 USC 1350 pursuant to '906 of the Sarbanes-Oxley Act of 2002, that:

      The Report referenced above has been read and reviewed by the undersigned.

      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

      The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to makes the statements made, in light of the circumstances under which such statements were made, not misleading.

      I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

      Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended June 30, 2002.

      In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

      Additionally, I acknowledge that the Company=s Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.


/s/ Jonathan Shatz
------------------------
Jonathan Shatz
Chief Financial Officer

Dated: August 8, 2002

Exhibit 99.2

                           Certification Pursuant to
                 18 USC, Section 1350, as Adopted Pursuant to
            Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Global Entertainment Holdings/Equities, Inc. (the "Company") on Form 10- QSB for the quarter ended June 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof, I, Bryan Abboud, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to '302 and promulgated as 18 USC 1350 pursuant to '906 of the Sarbanes-Oxley Act of 2002, that:

      The Report referenced above has been read and reviewed by the undersigned.

      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

      The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to makes the statements made, in light of the circumstances under which such statements were made, not misleading.

      I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

      Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended June 30, 2002.

      In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

      Additionally, I acknowledge that the Company=s Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.


/s/ Bryan Abboud
-------------------------
Bryan Abboud
Chief Executive Officer

Dated: August 8, 2002