Form 10QSB
period 2002-09-30
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2002-11-13
CIK 1096050

US SECURITIES & EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   Form 10-QSB


Quarterly Report pursuant to Section 13 or 15D of the Securities
Exchange Act of 1934 for the Quarterly Period Ended September 30, 2002.

                        Commission File Number 0 - 27637

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                 Colorado                         48-0811483
       (State or other jurisdiction of     (IRS Employer ID Number)
        Incorporation or organization)

             501 Brickell Key Drive, Suite 603, Miami, Florida 33131
                               (Issuer's Address)

                   (Issuer's Telephone Number) (305) 374-2036

Check whether the Issuer (1) filed all reports required to be filed under
Section 13 or 15(d) of the Exchange Act during the last twelve months (or for such period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (X) No ( )

As of September 30, 2002, there were 10,375,776 outstanding shares of the issuers' common stock, par value $0.001.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................3

      ITEM I. Financial Statements...........................................3

      Consolidated Unaudited Financial Statements..........................F-1

      Notes to Financial Statements........................................F-5


      ITEM 2.  Management's Discussion and Analysis or Plan of Operation.....4

      General Background of the Company......................................4

      Results of Operations..................................................4

      Liquidity and Capital Resources........................................6

      ITEM 3. Controls & Procedures...........................................7


PART II - OTHER INFORMATION..................................................8

      ITEM 6. Exhibits and Reports on Form 8-K...............................8

      SIGNATURES.............................................................9

      CERTIFICATIONS........................................................10

PART 1 FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

As used herein, the term "Company" refers to Global Entertainment Holdings/Equities Inc., and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2002 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheets and the comparable period for the preceding period are attached hereto beginning on page F-1 and are incorporated herein by this reference.

The consolidated financial statements included herein are unaudited but reflect in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of the operations for the three-month and nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2001.

                           Consolidated Balance Sheets

              September 30, 2002 (Unaudited) and December 31, 2001

                            September 30, 2002                December 31, 2001
                            -------------------              -------------------
                                (Unaudited)                      (Audited)
                            -------------------              -------------------
ASSETS

Current Assets:
      Cash                               15,281                          189,091
      Accounts receivable               492,767                        1,401,285
      Prepayments                        65,513                           33,525
      Other Receivables & Prepayments    14,826
      Short Term Notes Receivable     1,204,817                          644,303
                                      ---------                       ----------
            Total current assets      1,793,204                        2,268,204


Property & Equipment
      Proprietary Software - Net      1,086,898                        1,115,465
      Other Software - Net              116,035                           94,996
      Office Improvements - Net          13,874                           22,198
      Computer Equipment - Net          355,437                          220,147
      Furniture & Fixtures - Net         59,357                           67,570
                                      ---------                        ---------
          Total Property & Equipment  1,631,601                        1,520,376


Long Term assets-Note receivable        116,387                          453,669

      Other Assets
      Security Deposit                   81,203                           63,076
      Software Design & Development-Net  15,730                           41,764
                                       --------                        ---------
      Total Other Assets                 96,933                          104,840

            Total Assets              3,638,125                        4,347,089
                                      =========                        =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                         September 30, 2002    December 31, 2001
                                         ------------------   ------------------
Current Liabilities
      Accounts Payable                              327,490              367,286
      Credit card payable                           120,030
      Deferred Revenue                               78,775
      Payroll Liabilities                            17,007               21,549
      Current Portion-Note Payable                  604,992              937,369
      Line of Credit                                                      44,852
      Income Tax payable                             71,603               62,583
      Amount due Employees                            6,719
                                                   --------             --------
            Total Current Liabilities             1,226,616            1,433,639
                                                  ---------            ---------
Long Term Liabilities-Note Payable                        0              143,422
                                                  ---------            ---------
            Total Liabilities                     1,226,616            1,577,061


Stockholders' Equity

Preferred Stock: 25,000,000 Shares Authorized at
$.001 Par Value, None Issued                              0                    0
Common Stock: 100,000,000 Shares Authorized Par
Value of $.001; 10,375,776 & 10,415,772 Shares       10,376               10,682
Issued and Outstanding Respectively
Retroactively Restated
Paid in Capital                                   3,231,618            3,228,656
Retained Earnings (Deficit)                        -383,185              -22,010
Treasury Stock, at Cost                            -447,300             -447,300
Equity                                            2,411,509            2,770,028
                                                 ----------           ----------
Total Liabilities & Equity                        3,638,125            4,347,089


               GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES

                    Consolidated Statement of Operations (Unaudited)

                 Three Months Ended     Three Months Ended        Nine Months Ended          Nine Months Ended
                 September 30, 2002     September 30, 2001        September 30, 2002         September 30, 2001

Revenues

     Royalties              948,623               576,816                  2,832,580                1,929,564
     Licensing              114,500                15,000                    209,500                   50,000
     Marketing              295,836                52,289                    678,846                  175,938
     Prevail                 23,500                63,575                     53,450                  136,776
     Other                   80,451               141,619                    280,633                  356,860
                          ---------              ---------                ----------                ---------
        Total Revenues    1,462,910               849,299                  4,055,009                2,649,138
                          ---------              ---------                ----------                ---------

Cost of Sales
     Royalties               73,461                95,277                    283,001                   95,277
     Marketing              258,178                38,613                    599,009                  124,589
     Prevail Expenses             0                  -215                      4,755                   22,215
     Other                   78,751                91,555                    263,854                  272,101
                            -------               -------                   --------                  -------
       Total cost of Sales  410,390               225,230                  1,150,619                  514,182

Gross Profit              1,052,520               624,069                  2,904,390                2,134,956

Operating Expenses
     Personnel costs        568,112               328,199                  1,473,778                1,112,064
     Advertising & Marketing 45,020                37,426                    129,770                  183,646
     Bad Debts                    0                57,521                     76,074                  139,285
     Rent                    41,674                26,697                    125,359                   94,750
     Supplies                14,039                21,489                     74,035                   46,418
     Communications          31,231                31,306                     77,678                   74,140
     Professional services  107,809                53,251                    246,687                  126,505
     Utilities               25,738                24,730                     54,192                   68,317
     Insurance               21,260                13,093                     45,432                   35,371
     Finance costs            5,854                 4,770                     15,236                   14,636
     Other                   20,544                78,737                     74,496                  246,005
                           --------              --------                  ---------                ---------
        Total Expenses      881,281               677,219                  2,392,737                2,141,137

EBITDA                      171,239               -53,150                    511,653                   -6,181

     Other Income           -61,781                                          -30,136
     Interest                13,263                25,591                     64,908                   78,740
     Taxes                    1,128                                           15,449                      520
     Depreciation &         208,364               270,555                    822,606                  790,446
     Amortization           -------               -------                    -------                  -------
     Total Interest, taxes  160,974               296,146                    872,827                  869,706
     & Depreciation

Net Profit                   10,265              -349,296                   -361,174                 -875,887

Basic Earnings Per Share      0.001                -0.034                     -0.035                   -0.084

Diluted Earnings per share    0.001                -0.029                     -0.030                   -0.072
Weighted Average Shares
Outstanding              10,375,776            10,418,040                 10,375,776               10,418,040
Weighted Average Shares  12,189,163            12,191,581                 12,189,163               12,191,581
(Fully diluted taking into account options)

                                       F-3


           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC & SUBSIDIARIES

                Consolidated Statement of Cash Flows (Unaudited)


Nine Months Ended:                          September 30, 2002     September 30, 2001
                                            ------------------     ------------------


Cash Flows from Operating Activities
Net Income (Loss)                                     -361,174               -875,887

Adjustments to Reconcile Net Income (Loss) to

Net Cash Provided (Used) to Operating Activities:
Depreciation & Amortization                            822,606                790,446
Write off Uncollectible Fees Receivable                 76,074                110,515
Stock issued for services                                                      20,656
Provisions for Bad Debt                                                        28,770

Change in Operating Assets  & Liabilities
(Increase) Decrease in Fees Receivable                 858,203                 20,952
(Increase) Decrease in Prepaid Expenses                -40,764                 -4,590
(Increase) Decrease in Employee Receivable              15,493                -16,244
(Increase) Decrease in Accrued Income                        0
(Increase) Decrease in Interest Receivable                   0                  1,026
(Increase) Decrease in Notes Receivable S.T.          -601,099                -63,429
(Increase) Decrease in Notes Receivable L.T.           337,282                500,000
(Increase) Decrease in Security Deposits               -18,127                -12,789
(Decrease) Increase in Accounts Payable                 80,234                -21,516
(Decrease) Increase in Payroll Liabilities              -4,542
(Decrease) Increase in Customer Deposits                78,775
(Decrease) Increase in Accrued Wages/Expenses                0                 27,042
(Decrease) Increase in Accrued Interest                      0                 12,816
(Decrease) Increase in Taxes Payable                    25,687                 -3,551
Net Cash Provided (Used in) to Operating Activities  1,268,648                514,217

Cash Flows from Investing Activities
Purchase of Fixed Assets                              -907,797               -585,756
Net Cash (Used) in Investing Activities               -907,797               -585,756

Cash Flows from Financing Activities
Increase( Decrease) in Capital Lease Liabilities                              -34,167
Increase (Decrease) in Notes Payable                  -520,651                 33,948
Contributed Capital                                    -14,010

Net Cash Provided (Used) by Financing Activities      -534,661                   -219

Increase (Decrease) in Cash & Cash Equivalents        -173,810                -71,758

Cash & Cash Equivalents at Beginning of Period         189,091                164,455
Cash & Cash Equivalents at End of Period                15,281                 92,697

Supplemental Information

Interest Paid
For the Three months ended September 30, 2002, interest paid was $13,263. For the Nine months ended September 30, 2002, interest paid was $64,908


                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

                                   (Unaudited)

NOTE 1 - GENERAL

The Company was incorporated on July 10, 1997, under the laws of the state of Colorado using the name Masadi Resources, Inc. On February 10, 1998, Articles of Amendments were filed changing the name to International Beverage Corporation. Pursuant to a Merger Agreement dated August 27, 1998, International Beverage Corporation merged with Global Entertainment Holdings/Equities, Inc., and subsequently the surviving corporation became known as Global Entertainment Holdings/Equities, Inc. The purpose of the Company is to engage in any lawful act or activity for which corporations may be organized under the laws of the state of Colorado.

Principles of Consolidation

The Company currently has two wholly owned subsidiaries; Interactive Gaming and Wagering NV, (IGW), a Netherlands Antilles Corporation in Curacao, Netherlands Antilles, and Prevail Online, Inc., (Prevail), a Colorado corporation. IGW is engaged in the conception and creation of computer software programs for the gaming and wagering industry. Prevail was purchased in August of 1999 and it is engaged in the creation and operation of websites and derives its revenues from banner advertising. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial Information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be, or may have been expected for the years ended December 31, 2002 and 2001. The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-KSB.

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

General Background of the Company

The Company generates operating revenues exclusively from its wholly owned subsidiaries, IGW and Prevail. IGW and Prevail currently generate revenues from three (3) primary sources:

      (i) Licensing fees,
      (ii) Royalties and advertising fees, and
      (iii) Marketing service fees.

The Company intends to implement its business strategy by:

      (1) Continuing to enhance and improve its technology;
      (2) Seeking sales with unidentified companies that
            (a) Are in the Internet/Technology/Software based industries,
            (b) Are financially stable, and (c) Have a seasoned management team.
      (3) Developing brand name recognition through  marketing.

Results of Operations

Revenues for the quarter ended September 30, 2002 increased 72% to $1,462,910 as compared to $849,299 for the quarter ended September 30, 2001.

Revenues for the nine months ended September 30, 2002 increased 53% to $4,055,009 compared to $2,649,138 for the nine months ended September 30, 2001.

The reasons for the increase in quarterly revenues are threefold:

      1.    royalty revenue increased 64% from $576,816 to $948,623
      2. marketing services activities increased substantially from $52,289 to $295,836 and
      3.    software licensing fees increased from $15,000 to $114,500.

The Company announced several new customer relationships during the quarter including the following:

      o In July, 2002, IGW's new horse betting software was released at betgameday.com.
      o In July, 2002, a new licensing relationship was announced with Global Internet Corporation (GIC) to provide an on line casino, sports book, horse book and a call center.
      o In September 2002, a new licensing relationship with Teltrade International NV to launch an on line casino site at CasinoClubVegas.com, providing single access to an on line casino and sports book.

Prevail continues to re-position its business model, moving away from purchasing pay-per-click traffic which is no longer cost efficient. The sites are still being redesigned and optimized for search engine positioning. It is unknown how this positioning will affect the Company.

Cost of goods sold for the three months ended September 30, 2002 were $410,390 compared to $225,230 for the three months ended September 30, 2001. This increase of $185,160, or 82%, is in line with the revenue growth the Company is experiencing. Cost of goods sold for the nine months ended September 30, 2002 were $2,904,390 compared to $2,134,956 for the nine months ended September 30, 2001. This increase of $769,434 or 36% also follows the growth pattern of the Company.

Operating expenses for the three months ended September 30, 2002 were $881,281 compared to $677,219 for the three months ended September 30, 2001. This increase of $204,062 or 30% is well within line with the overall revenue increase of 72% between the two quarters. Most of this increase is due to an increase in personnel costs of 73% from $328,199 for the three months ended September 30, 2001 to $568,112 for the three months ended September 30, 2002.

However, for the nine months ended September 30, 2002, personnel costs were $1,473, 778 compared to $1,112,064 for the nine months ended September 30, 2001, an increase of 33%, well below the overall increase in revenues of 53%. Overall, the number of employees increased from 31 in the third quarter of 2001 to 46 in the third quarter of 2002, a 48% increase.

Professional costs for the three months ended September 30, 2002, were $107,809, compared to $3,428 for the three months ended September 30, 2001. The increase is due to a variety of reasons. The Company engaged new litigation counsel in the third quarter, which has required more to bring them up to speed. The Company also required legal advice in reference to a dispute with a group of shareholders who attempted to improperly call a special shareholder meeting in an attempt to secure a change in the composition of the Board.

Earnings before Interest, Taxes, Depreciation & Amortization (EBITDA) increased to a positive $171,239 for the quarter ended September 30, 2002 from a net loss of $53,150 for the quarter ended September 30, 2001, a significant increase of $224,389.

EBITDA for the nine months ended September 30, 2002 increased to a positive $511,653 from a net loss of $6,181 for the nine months ended September 30, 2001, an increase of $517,834.

The Company made a net profit of $10,265 for the third quarter ended September 30, 2002 compared to a net loss of $349,296 for the quarter ended September 30, 2001, an increase of $359,561. The quarter ended September 30, 2002 was the Company's first profitable quarter for 2002.

For the nine months ended September 30, 2002, the Company's net loss also improved, to $361,174 from a net loss of $ 875,887 for the nine months ended September 30, 2001, an improvement of $514,713 or 59%.

The Company believes its existing products and aggressive marketing strategy will continue to expand its markets and attract new licensees.

The Company expects IGW licensing revenue growth to expand as more new operators are established. Additionally, IGW's royalties from existing Licensees' are expected to continue to increase.


Liquidity & Capital Resources

Cash Balances

Although the cash balance as of September 30, 2002 is $15,281, compared to $189,091 on December 31, 2001, the ratio of current assets to current liabilities as of September 30, 2002 remains relatively consistent at 1.48 compared to 1.58 as of December 31,2001. The Company actively manages its accounts receivables and payables and has been able to continue operations without increasing debt. Cash balances do fluctuate, particularly with the seasonality of the business. Typically, as sports seasons go into high gear in the third quarter, a disproportionate amount of cash flow is generated late in the third quarter and early in the fourth quarter. The balance as of September 30, 2002 is just after the Company had settled its monthly obligations.

Cash flows from operations have been sufficient to finance the company's activities, although liquidity has been tight as certain debts have become due and been redeemed (see notes payable below). Although the Company has historically been able to finance operations through internal operations and private debt financing, as more of this debt becomes due, it may be necessary to seek external funding..

Short term notes receivable

Short term notes receivable increased from $644,303 on December 31, 2001 to $1,204, 817 on September 30, 2002. The increase is mainly due to the re-classification of trade receivables for IGW's largest customer into short term notes receivable ($649,000) and long term notes receivable ($116,000).

Long term notes receivable

Long term notes receivable decreased from $453,669 at December 31, 2001 to $116,387 at September 30, 2002. The decrease is due to the timely re-payment from IGW's largest client at the rate of $50,000 per month (see explanation above).

For the first nine months of 2002, the Company eliminated $520,651 of borrowings without replacing these borrowings with new debt. The Company continues to explore different sources of capital to help meet the challenges presented by the seasonality of the business, as well as to support future growth.

The majority of the receivables are from operating licensees, who have a 30-day term agreement for royalties.

Three licensees accounted for 58% of IGW Royalty in the third quarter. Recently, $765,000 of the indebtedness from one of these licensees was converted to a note receivable, which is being paid in a timely fashion.

Current Portion Notes Payable

Current portion of notes payable decreased from $937,369 on December 31, 2002 to $604,992 on September 30, 2002. This is due to the fact that the loans of seven debt-holders totaling $208,614 were repaid in full. A further $267,000 was also partially redeemed with other debt holders during the period.

Net cash provided by operating activities for the nine months ended September 30, 2002 increased to $1,268,648, compared to net cash provided by operating activities for the nine months ended September 30, 2001 of $514,217. This increase is primarily due to an overall reduction in accounts receivable, broken down as follows:

Decrease in account receivable                     858,203
Increase in short term note receivable            (601,099)
Decrease in long term note receivable              337,282
                                                  --------
Total Decrease in Account Receivable              $594,386

The increase in net cash provided by operating activities enabled the Company to internally increase its investment in fixed assets.

Fixed Assets

Investment in fixed assets for the nine months ended September 30, 2002, totaled $907,797, as compared to $585,756 for the first nine months of 2001, an increase of $322,041 or 55%. This increase can be classified as follows:

Capitalization of proprietary Software           $500,502
Purchase of computer Equipment                   $324,285
Purchases of furniture                            $35,682
                                                 --------
Total                                            $907,797

ITEM 3.     Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company conducted its evaluation.


PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS & REPORTS ON FORM 8-K

      1. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 14 of this Form 10-QSB, which is incorporated herein by reference.

      2. A Form 8-K was filed on September 25, 2002 to report an amendment to the Company's bylaws.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

Global Entertainment Holdings/Equities, Inc.

Jonathan Shatz

/s/ Jonathan Shatz
---------------------------------
Jonathan Shatz, CFO


November 8, 2002

                                CERTIFICATIONS

      Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

      In connection with the Quarterly Report of Global Entertainment Holdings/Equities, Inc. (the "Company") on Form 10- QSB for the quarter ended September 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof (the "Report), the undersigned, Bryan Abboud, Chief Executive Officer of the Company, hereby certifies, pursuant to 18 USC 1350, as adopted pursuant to 18 U.S.C, Section 1350, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/ Bryan Abboud
Dated: November 8, 2002             _________________________
                                    Bryan Abboud
                                    Chief Executive Officer

                                CERTIFICATIONS

      I, Bryan Abboud, Chief Executive Officer of
Global Entertainment Holdings/Equities, Inc.(the "Company"), certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of the Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

      4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

      6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Bryan Abboud
-------------------------------
Bryan Abboud, Chief Executive Officer

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the quarterly report on Form 10-QSB of Global Entertainment Holdings/Equities, Inc. (the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Jonathan Shatz, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                          /s/ Jonathan Shatz
Dated: November 8, 2002                   ______________________________
                                          Jonathan Shatz
                                          Chief Financial Officer

                                CERTIFICATIONS

      I, Jonathan Shatz, Chief Financial Officer of
Global Entertainment Holdings/Equities, Inc.(the "Company"), certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of the Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

      4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

      6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Jonathan Shatz
-------------------------------
Jonathan Shatz, Chief Financial Officer

                              INDEX TO EXHIBITS

EXHIBIT            PAGE
NO.                NO.              DESCRIPTION

3.1               *                 Articles of Incorporation.

3.2               *                 Bylaws.


*Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.