Form 10KSB
period 2002-12-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2003-03-31
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to __________________

Commission file number: 000-30405

                  Global Entertainment Holdings/Equities, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Colorado                                48-0811483
               ------                                 ---------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

501 Brickell Key Dr. Ste 603, Miami FL                                  33131
-------------------------------------------                             -----
(Address of principal executive offices)                            (Zip Code)


------------------------------------------------                        -----
(Address of former principal executive offices)                     (Zip Code)

Issuer's telephone number: (305) 374-2036

Name of each exchange on which registered:  OTC Bulletin Board under the trading symbol GAMM

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. [X]

Issuer's revenues for its most recent fiscal year:  $6,120,502

Aggregate market value of voting stock held by non-affiliates of the issuer as of March 24, 2003: $742,888.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last Business Day of the Registrant's most recently completed 10KSB: 10,426,888 shares of common stock.

Documents incorporated by reference:        None.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [X]

                  Global Entertainment Holdings/Equities, Inc.

                                 Index to Annual
                              Report on Form 10-KSB
                      For The Year Ended December 31, 2002

                                                                            Page
PART I.
ITEM 1.    DESCRIPTION OF BUSINESS............................................1

ITEM 2.    DESCRIPTION OF PROPERTY............................................5

ITEM 3.    LEGAL MATTERS......................................................5

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................5

PART II.
ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........6

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.........8

ITEM 7.    FINANCIAL STATEMENTS..............................................15

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE........................................15

PART III.
ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ..............16

ITEM 10.   EXECUTIVE COMPENSATION............................................18

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....20

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................20

PART IV.
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K..................................22

ITEM 14.   CONTROLS AND PROCEDURES...........................................23

SIGNATURES...................................................................24

                                     PART I

Introductory Statement
----------------------

         All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance our business plans on terms satisfactory to us; competitive factors; changes in labor, equipment and capital costs; changes in regulations affecting our business; future acquisitions or strategic partnerships; general business and economic conditions; and factors described from time to time in the reports filed by us with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as a result, are pertinent only as of the date made.

As used herein, the terms "we", "us", "our", "the Company" and "Global" mean Global Entertainment Holdings/Equities, Inc. and our wholly-owned subsidiaries, unless otherwise indicated.


ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

We provide business development support and administrative assistance for technology-driven subsidiaries that license, develop and host internet software applications and operate web publishing sites in the online gaming sector. Our services are technology based only. We do not engage in any gaming or wagering activity.

We were incorporated on July 10, 1997, in Colorado using the name Masadi Resources, Inc. On February 10, 1998, we changed the name to International Beverage Corporation. Under a merger agreement dated August 27, 1998, International Beverage Corporation merged with and adopted the name of, Global Entertainment Holdings/Equities, Inc.

Interactive Gaming and Wagering, N.V., ("IGW") our wholly owned subsidiary, a Netherlands Antilles corporation, is engaged in the development, licensing and hosting of proprietary Internet and telephony based gaming software. Other services offered to licensees include marketing and e-commerce consulting. IGW derives its revenues from licensing fees, software royalties and consulting services.

Prevail Online, Inc., ("Prevail") our wholly owned subsidiary, a Colorado corporation, provides information about the online gaming industry through four website locations. Prevail derives its revenues from banner advertising on its sites.

IGW was acquired through a stock purchase on June 30, 1998; Prevail was acquired through a stock and cash purchase on August 20, 1999.

PRODUCTS

The team at IGW has been developing and supporting gaming software since 1996. We have created a suite of products to offer our licensees better risk management, ease of use and a back office product that simplifies player and gaming oversight. Our software offers a fully automated online entertainment experience for the licensee's player. Our online Sportsbook, Horsebook and Casino software systems are complemented by the player Loyalty software, the Webmaster Affiliate software and the Call Center software. All software products are integrated, enabling players to access all of an operator's affiliated websites seamlessly, using a single account. This integrated feature results in higher revenues for our licensees, as a result of giving players easier access to a larger variety of activities.

Sportsbook

The IGW Sportsbook offers players an unlimited amount of wagering options and activities. Players can customize their experience by selecting favorite team tracking and preferred betting styles, creating a personalized wagering environment. The preference-based odds display allows players from the UK to see the lines in the format they are used to, while still providing non-UK players the lines in their traditional format. Our flexibility and feature rich software has resulted in numerous awards for us and our licensees, including four gold and nine silver awards in 2002 from Gambling Online Magazine.

Horsebook

Introduced in June of 2002, IGW's non-pari-mutuel software is set up to take wagers on over 120 thoroughbred racing tracks and over 30 harness racing tracks. The easy to use wagering interface provides top security and one step login. This product has all the variety and features expected from an international Horsebook, providing appeal to almost any community of players. The wagering options include win-place-shows, exactas, trifectas and more.

Casino

The IGW Casino includes slots, lottery-style games, video poker and virtual table games, such as blackjack, craps and roulette, all powered by no-download Java and Flash interfaces. The Casinos are rich in graphics, sound and animation. These products offer players a high level of online gaming entertainment without the need to download and install software applications. Our high level of multi-layered secure software design and proprietary encryption provide a fraud free environment for the operator. Additionally, we provide tools to monitor the casino floor and player activity in real time, granting our licensees the ability to monitor activities on their sites. We continuously enhance and add new gaming products to our software. During 2002, we added two new casino games, Broadside and Baccarat and three new slot machines, City of Gold, Parrot Party and Oracle. Our commitment to product expansion and enhancement attempts to assure our licensees of new avenues for revenue growth.

Webmaster Affiliate Software

The Webmaster Affiliate program is a partnership between our licensee - the gaming website operator - and the promoter or marketing agent; the webmaster. Obtaining new clientele is essential to growing any business. Our software facilitates the management and control of every facet of this critical business function for our licensees.


Player Loyalty Software

We have developed a program to assist operators in tracking and paying players for their loyalty to the website. Through arrangements with third parties, players can receive gift certificates, airline tickets and other merchandise rewards by converting earned points at their request. Our software tracks the earnings and conversion transactions to facilitate administration of a rewards program.


Call Center Software

The IGW Call Center software system was built from the ground up, to be an integrated component of the entire suite of Sportsbook products. There is no need for our licensees to maintain two separate systems - lines and player balances are all part of the same fully integrated system. This software grants the operators of the websites the ability to be flexible, set different limits, gain event and risk control and offer access to gaming when a player cannot utilize a computer or wishes to speak to a person.

Services

Aside from our award winning software products, we offer several service activities to assist the operators in a profitable endeavor. These include the following:

- Hosting Services. We have operated an ISP/ASP in a controlled server room in the Netherlands Antilles since 1998. Our hosting services are designed to offer a high degree of scalability, performance and fault tolerance in order to keep the gaming software systems fast and available twenty four hours per day and seven days per week.
- Professional Services. We assist operators in understanding the gaming market, how best to design websites and how to leverage the IGW line of products to ensure success.

- Software Development Services. Research and development of upgrades, enhancements and new games at the request or proposal of operators or entrepreneurs. We can custom develop practically any application to meet defined specifications.


NEW PRODUCT OFFERINGS

During 2002, we added a number of new product offerings to our suite of software. The most notable product is our Horsebook package, which was released in July. In December, we released an enhancement to our Sportsbook package, the spread-betting or index betting offering. This enhancement will allow our licensees to expand their offerings to players who prefer wagering on live play. Also in December, we released an agent's program as an addition to the affiliate program. Along with those releases, we added two new casino games and three new slot machines as previously noted.

COMPETITION

We estimate that there are about thirteen significant competitors to our activities, of an estimated 170 total competitors. A number of the competitors are publicly held corporations. Information gleaned from publicly available filings indicates falling sales and profits for a number of those competitors. Such an environment places pressure on our ability to effectively market to new licensees, as these competitors discard working economic models in favor of additional marginal sales dollars. In the process, they may jeopardize their viability as a going concern. We are relying on the feature rich benefits and quality of our product line and the depth of resources we offer to overcome the substantial pricing concessions made by our competitors to induce new licensees. However, we anticipate scaling back growth projections while the industry goes through this difficult period. Further, legislative pressures, as discussed later, have played a role in the overall outlook for the industry. Overall, we expect to see consolidation in the industry as companies with weak funding, management and/or product fall victim to the competitive pressures or are purchased by more stable providers.


DEPENDENCE ON MAJOR SUPPLIER

Our hosting services in the Netherlands Antilles, relies on AT&T Data Network Services for its bandwidth provisioning. Communication facilities are limited in this area, but we feel confident that our needs will be met by this provider.


REGULATORY ENVIRONMENT

We are not directly involved in internet gaming. However, we have entered into licensing agreements with users of our software who are involved in internet gaming. Some governmental jurisdictions have adopted or are in the process of reviewing legislation to regulate or prohibit internet gaming. The uncertainty surrounding the regulation or prohibition of internet gaming could have a material adverse effect on our business, revenues, operating results and financial condition.

Online wagering is viewed by some U.S. government agencies as illegal. Although we do not conduct any online wagering, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against the Company and/or our employees, and such proceedings could involve substantial litigation expenses, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against us and/or our employees. Such proceedings could have a material adverse effect on our business, revenues, operating results and financial condition.

Three internet gambling bills have been introduced into the 108th Congress in the United States. The first bill, H.R. 21, "To prevent the use of certain bank instruments for unlawful Internet gambling and for other purposes," was introduced by Congressman Leach. The bill targets payments to offshore gaming merchants and has been approved by Committee with a voice vote.

The second bill, S. 627, introduced by Senator Kyl is similar to the Leach bill. A spokesman for the Justice Department has indicated that there are some technical and other concerns about both the Leach and Kyl bills.

The third bill, by Congressman Conyers, H.R. 1233, "To create a commission on Internet gambling licensing and regulation," has been referred to several committees. All three of these bills indicate an interest by Congress to examine or limit internet gaming. All licensees who utilize our software are located in a foreign jurisdiction and have obtained internet gaming licenses as required by the jurisdiction in which they operate.


RESEARCH AND DEVELOPMENT

We spent $715,275 and $458,710 in 2002 and 2001 on development/enhancements of our software products and $378,464 and $301,060, respectively on maintenance of our products.


EMPLOYEES

         As of December 31, 2002, we had 46 full time employees. Management believes our relations are good with our employees and does not anticipate any labor relation issues.


ITEM 2.  DESCRIPTION OF PROPERTY

Our subsidiary, IGW, leases 4,480 square feet of office space in Curacao, Netherlands Antilles. The yearly lease commenced on January 1, 1999 and automatically extends for an additional year, unless the lease is canceled within three months of the expiration date.

In December 2001, we moved our principal office from Paradise Valley, Arizona to Miami, Florida to be closer to our operations in Curacao, Netherlands. We signed a three-year lease on 1,999 square feet at 501 Brickell Key Drive, Miami, Florida.



ITEM 3.  LEGAL MATTERS


On November 27, 2002, we filed a complaint, in Miami-Dade Circuit Court, Florida, against a shareholder and former officer Mr. Steven Abboud for counts of breach of fiduciary duty, fraud, conversion, business defamation, misappropriation, and declaratory relief. The action also seeks to enjoin this individual and certain corporations under his ownership or control from transfer of our stock, and to enjoin him from improper or illegal action with regard to our proxies. The shareholder has filed to dismiss on the premise that there is lack of personal jurisdiction. As of December 31, 2002 the outcome of this matter is undeterminable.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise. We anticipate that the annual meeting of shareholders for Fiscal 2002 will be held August 6, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to September 9, 1998, our common stock was traded on the over the counter Bulletin Board (OTCBB) market under the symbol "IBVC". From September 10, 1998 to the present, our common stock is trading on the OTCBB under the symbol "GAMM". We intend to apply for listing on the new BBX exchange, as proposed by The Nasdaq Stock Market, Inc., when it becomes operational.

The following table sets forth the range of high and low closing bid prices for each period indicated as reported by the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium. The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Price Range for Common Stock
----------------------------

YEAR 2002                           High                Low
                                  --------           --------
   First Quarter                   $0.38               $0.22
   Second Quarter                   0.33                0.22
   Third Quarter                    0.51                0.22
   Fourth Quarter                   0.30                0.18

YEAR 2001                           High                Low
                                  --------           --------
   First Quarter                   $0.53               $0.31
Second Quarter                      1.95                0.30
   Third Quarter                    1.80                0.41
   Fourth Quarter                   0.90                0.22



         Since our shares began trading on the OTC Bulletin Board in 1998, the prices for our shares have fluctuated widely. There may be many factors which may explain these variations, but we believe that the following are some of these factors:

         o        the demand for our common stock;

         o        the number of shares available to the general public;

         o        the number of market makers for our common stock;

         o        developments in the market for gaming software developers; and

         o        changes in the performance of the stock market in general.

         In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many Internet and emerging growth companies such as ours, which may be unrelated to the operating performances of the specific companies.

         Certain companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we become the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources and have an adverse effect on our business, financial condition and results of operations. In addition, holders of shares of our common stock could suffer substantial losses as a result of fluctuations and declines in the stock price.

         There are approximately 130 holders of record and an estimated 400 holders in street name of our common stock as of December 31, 2002.

         The trading of our shares is subject to limitations set forth in Rule 15g-9 of the Securities Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called penny stocks to persons other than established customers, accredited investors or institutional investors. Accredited investors are generally defined to include individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouses during the previous two years and expected annual income of that amount during the current year. For sales of shares to other persons, broker-dealers must make special suitability determinations, and obtain the written consent of the purchaser to the sale prior to consummating the sale and are generally prohibited from making cold-calls or other unsolicited inquiries to purchasers without complying with these rules. These rules may adversely affect the ability of broker-dealers and others to sell our shares or to sell shares in the secondary market.

         No cash dividends have been declared to date on our common stock. We expect that all earnings, if any, will be retained to finance the growth of our Company and that no cash dividends will be paid for the foreseeable future.


EQUITY COMPENSATION PLAN INFORMATION
------------------------------------

                                               Number of            Weighted-          Number of securities
                                            securities to be     average exercise    remaining available for
                                              issued upon           price of          future issuance under
                                              exercise of         outstanding          equity compensation
                                              outstanding           options,             plans (excluding
                                           options, warrants      warrants and       securities reflected in
Plan Category                                  and rights            rights                column (a))
------------------------------------------------------------------------------------------------------------
                                                  (a)                  (b)                    (c)
------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by              0                   n/a                     0
security holders
------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by      1,764,618             $0.98                     0
security holders
------------------------------------------------------------------------------------------------------------
Total                                          1,764,618             $0.98                     0
------------------------------------------------------------------------------------------------------------

Description of Equity Compensation

During the past several years, employees of the Company have been granted options to acquire shares of the Company's common stock. These options were not set forth in a formal stock option plan but were provided as motivation and incentives to individuals who, in the Company's opinion, were important to the Company's success. The total number of options granted and their terms for each year are as follows:

                 Total    Exercise
        Year    Options   Price      Expiration Date
        ----    -------   --------   -----------------
        1998    160,125    $0.50     December 31, 2008
        1999    222,525    $0.50     December 31, 2009
        2000    331,000    $1.00     January 29, 2005
                272,383    $1.25     January 29, 2005
                  8,000    $1.50     January 29, 2005
                 97,860    $2.00     January 29, 2005
                 55,000    $2.25     January 29, 2005
                 31,800    $2.50     January 29, 2005
                 24,000    $5.00     December 31, 2003
        2001    283,675    $0.71     December 31, 2011
                 35,000    $0.82     December 31, 2005
        2002    243,250    $0.50     December 31, 2012
               --------
       Total  1,764,618


Sales of Unregistered Securities
--------------------------------

         We have not sold unregistered securities during the year ended December 31, 2002.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following should be read in conjunction with the "Risk Factors" and our Financial Statements and the notes thereto appearing elsewhere in this report as Item 7.

Accounting Policies and Estimates
---------------------------------

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.


Industry Overview
-----------------
Overall, the outlook for the industry is relatively attractive. Revenue from online gaming is expected to reach $12.5 billion by 2006, up from $2.2 billion in 2000 per Christiansen Capital Advisors LLC, an industry researcher. Other industry analysts project 2003 gross income to reach $4.3 billion.

It is estimated that there are about 1,800 gaming websites, and 170 software suppliers to this industry. With that number of gaming sites and software providers, competitive pressure and general overcrowding of the market is expected to lead to a consolidation within the industry. Our company does not currently have any plans to participate in any consolidation.

As the competitive environment increases, operators are required to enhance product offering to players. Our strength lies in this industry need. Given the breadth of products available in our suite of applications, we are able to offer many revenue opportunities for the operators which are tied in through one integrated back-office administrative program. The product offerings enhance revenues for our licensees, while the back office software reduces costs for our licensees.

Plan of Operations - Our Strategy
---------------------------------

We are in the business of providing entertainment based software and services. Our licensees depend upon our software to improve their success in the online gaming industry through effective management of the activities on their websites and player ease of use and enjoyment. To this end, we envision expanding our success and growing our company through:

         o improving our back office administration systems to enhance the control and reporting functions for our licensees and to improve upon their ability to seamlessly manage additional products;

         o enhancing the wagering and interfaces to enable greater revenue opportunity for our licensees;

         o seeking additional e-commerce outlets for our licensees to expand their ability to serve their players;

         o adding new and exciting games to our software suite to induce players to enjoy additional activities, either by additional internal development or partnering with other software developers;

         o        seeking additional licensees to expand our market share;

         o seeking new markets in which to offer our software, primarily focusing on geographic expansion and land based casino entrants, and

         o        identifying appropriate joint venture opportunities.

During 2002, we have taken a number of steps to deliver on our strategy, including the following:

         o continued to build the management team by adding two highly qualified Board members, a sales director, chief financial officer and a new chief information officer;

         o increased the number of e-commerce providers available to our licensees;

         o enhanced the scalability of our software systems enabling organic licensee growth greater than industry growth;

         o identified and delivered on sales opportunities as evidenced by activation of four new licensees in 2002, and

         o restructured our service offerings into five distinct groups to better position those offerings to the proper strategic market.

In addition to those points, we retired 56% of our debt to improve profitability through lower interest costs in future periods and we have tightened our collection process to enhance cash flow.

Although we do not expect the same sales gains in 2003 that we enjoyed in 2002, due to a softer market and elimination of less profitable activities, we do anticipate higher earnings on future revenues as a result of cost cutting measures taken under the 2003 budget.

Results of Operations
---------------------

Sales increased 30% from $4,708,468 for the year ended December 31, 2001, to $6,120,502 for the year ended December 31, 2002. This increase was driven by initial license fees and software development projects, marketing services and new product royalties. Although marketing services revenues increased $613,340 from $183,611 for the year ended December 31, 2001 to $796,951 for the year ended December 31, 2002, expenses exceeded income in both 2001 and 2002. Therefore during 2002, management determined that this revenue activity would be discontinued. The following outlines the revenue and expense impact of this activity:


                                     2002           2001
                                     ----           ----
Marketing Service Revenues         $796,951       $183,611

Product and services                708,638        139,330
Salaries and taxes                   94,573        118,418
                                    -------        -------
  Total Expenses                    803,211        257,748

Loss from Marketing Services        ($6,260)      ($74,137)


The Prevail Online, Inc. subsidiary has experienced losses for the past three years. As a strategic move, we have determined that we would no longer invest additional funds to assist the subsidiary. Costs have been reduced to match the revenue activity. Management has not determined the future of this subsidiary at this time. Prevail's income and expenses for the years ended December 31, 2002 and 2001 were as follows:

                                     2002           2001
                                     ----           ----
Revenues                           $38,200        $143,929

Expenses                          (350,981)       (426,231)

Net Loss                         $(312,781)      $(282,302)


Our revenue is subject to seasonal swings. Percentage sales by quarter for the years ended December 31, 2002 and 2001 were as follows:

                                     2002           2001
                                     ----           ----

January - March                       23%            22%

April - June                          19%            15%

July - September                      23%            18%

October - December                    35%            45%
                                     ---            ---
                                     100%           100%

Cost of sales were 57% of total revenue for the year ended December 31, 2002 and 52% of total revenue for the year ended December 31, 2001. The following items constitute the expenses in cost of sales:


                                               2002           2001
                                               ----           ----
Amortization                               $  715,003     $  649,027
Bandwidth                                     322,199        365,380
Royalty costs                                 378,464        200,118
Salaries                                    1,326,656      1,046,949
Cost of Marketing Products & Misc             742,224        146,500
Sponsorship Projects                            4,756         26,348
                                            ---------      ---------
    Total                                  $3,489,302     $2,434,322

Although sales increased 30%, cost of sales increased 43%. The disproportionate increase was primarily due to the loss we incurred in marketing services as described above, the loss incurred by Prevail subsidiary and additional royalty costs.

Selling expenses increased $83,565, or 21%, from a total of $472,759 for the year ended December 31, 2002 and $389,194 for the year ended December 31, 2001. Selling expenses consisted of the following items:

                                         2002           2001
                                         ----           ----
Advertising & marketing                $214,589       $170,619
Payroll, travel and other expenses      258,170        218,575
                                        -------        -------
   Total                               $472,759       $389,194


General and administrative expenses for the years ended December 31, 2002 and 2001 were comprised of the following items:

                                                  2002              2001
                                                  ----              ----
Bad debt expense (recovery)                   $  (41,213)       $   92,362
Depreciation & amortization                      348,760           421,686
Office expense, travel and other expenses        507,016           399,103
Rent                                             182,132           139,373
Salaries and wages                               518,257           273,326
Legal and professional expenses                  367,688           311,775
                                               ---------         ---------
     Total                                    $1,882,640        $1,637,625

General and administrative expenses increased in 2002 over 2001 by 15% as a result of increased salary expense, travel and office expense and legal and professional expenses. The increase in those catagories was offset by the bad debt recoveries in 2002, which exceeded bad debt losses. Salary expenses were increased due to an expansion of administrative activities and the engagement of a Chief Financial Officer. We anticipate lowering costs in 2003 by centralizing administrative operations, but will incur costs in effecting the centralization. We also anticipate substantial legal expenses in 2003 as a result of a dispute with a shareholder/former officer as further described in Item 3 - Legal Matters.


Liquidity and Capital Resources
-------------------------------

Cash flows from operations totaled $2,392,691 for the year ended December 31, 2002 compared to $910,528 for the year ended December 31, 2001. The increase of $1,432,997 resulted from collections on accounts receivable, collections on notes receivable and an increase in accounts payable. The increase in cash flow during 2002 resulted from agreements reached with a major licensee on the payment of prior receivables and receivables converted to notes. It is anticipated that as these notes and receivables are paid off, cash flows in future periods will align with operating income and non-cash expenditures.

The cash provided by operations was employed in purchasing additional equipment in the amount of $969,530, development of software in the amount of $715,275 and payments on notes payable in the amount of $646,128. These expenditures exceeded prior year amounts by $1,442,408. We do not anticipate equivalent equipment purchases in 2003, but we are obligated to pay notes payable in the amount of $479,515. We anticipate a similar investment in development of software in 2003 as that incurred in 2002. Overall, we believe cash flows from operations should be sufficient to meet our needs for working capital in both the short term and long term.

We do not have any off-balance sheet financing arrangements nor do we have any arrangements through any special purpose entities. We do not have any short term or long term lending facilities. By the nature of payment terms with our licensees, any increase in growth is expected to be supported by our operating cash flow. We are continuing to explore various financing options for future needs.

We receive a substantial portion of royalty fee revenue from two customers. In 2002 and 2001, royalties and other fees from those customers were $4,606,393 or 75% or Total Revenue and $2,497,112 or 53% of Total Revenue respectively. At December 31, 2002 and 2001, accounts and notes receivable from those customers were $1,433,505 and $2,101,400 respectively. One customer represents 38% of total accounts receivable and 100% of notes receivable, and the other 14% of total accounts receivable. As we expand our sales activities, we anticipate reducing this economic dependency.

Risk Factors
------------

In addition to other issues addressed throughout this report, the following are certain risks and uncertainties we face.

- Our future financial performance will depend, in part, on the successful development, completion, and introduction of new software products and of enhanced versions of existing products, and customer acceptance of those products. In the future, there is no assurance that we will not encounter difficulties that could delay or prevent the successful development of, or marketing of, new products and/or enhancements of existing products. There also can be no assurance that such products will yield positive results or that such results can be obtained on a timely basis or without the expenditure of substantial funds.

We believe that a Licensee's decision to purchase our products and services is discretionary, involves a significant commitment of resources, and may be influenced by budgetary and seasonal cycles. To successfully sell our products and services, we generally must educate potential licensees regarding the use and benefit of our products and services, which can require significant time and resources.

- Product liability claims. We face substantial risk of exposure to product liability claims in the event that the products we develop and licenses contain errors, bugs or defects. We do not currently have product liability insurance, and there can be no assurance that insurance coverage will be available in the future on commercially reasonable terms, or at all. Further, there can be no assurance that such insurance, if obtained, will be adequate to cover potential product liability claims, or that a loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect our business, financial condition and results of operations.

- We are dependent upon customer acceptance of our products. Our ability to meet our projections is dependent on our ability to convince prospective customers that our products are superior to competing products and that we can successfully deliver and service our products.

- Competition. The gaming software market is highly competitive and has been subject to rapid change, which is expected to continue. Our competitors include many software vendors that have financial, marketing, and technological resources far in excess of those we possess.

- We are dependent on the services of key individuals and the loss of any of these individuals could significantly affect our ability to operate our business

- We may be unable to protect our intellectual property rights. Our success depends in part on our ability to protect our proprietary technologies. We rely on a combination of trade secrets and confidentiality and other contractual provisions to establish and protect our proprietary rights. Litigation, which could result in substantial costs and diversion of effort by us, may also be necessary to enforce any infringement issues or to determine the scope and validity of third-party proprietary rights. Any such litigation, regardless of outcome, could be expensive and time consuming, and adverse determinations in any such litigation could seriously harm our business.

- We expect to continue to grow rapidly, which may result in significant management challenges. We are still an early stage company and we expect to experience rapid growth in our operations. This growth will place significant pressure on our limited resources and infrastructure. Our officers will need to implement and improve our operational, administrative and financial systems and controls and effectively expand, train and manage our employee base. For our business plan to be successful, we will be required to manage an increasing number of relationships with various licensees, partners and other third parties.

- Our stock is quoted on the OTC Bulletin Board and could be subject to extreme volatility. Our common stock is currently quoted under the symbol GAMM on the OTC Bulletin Board, which is characterized by low volume trading, high volatility and large spreads between bid and ask prices. A significant amount of common stock coming on the market at any one time could cause the stock to decline in price. In addition, we must comply with ongoing eligibility rules to ensure our common stock is not removed from the OTC Bulletin Board, which would materially adversely affect the liquidity and volatility of our common stock. We intend to use our best efforts to continue to meet the eligibility requirements.

- Our products are complex and may contain undetected errors. While we test our products extensively before market introduction, we cannot be certain that, despite our testing, errors will not be found in current versions, new versions, or enhancements of our products after commencement of their use. Such undetected errors could result in adverse publicity, loss of revenues, delay in market acceptance, or claims against us by licensees, all of which could materially adversely affect our business.

Our licensees are also dependent upon search engines, web browsers, Internet service providers and other online service providers to provide Internet users access to the web sites. Players may experience difficulties accessing or using licensee web sites due to system failures or delays unrelated to our systems. It is unlikely that our licensees carry business interruption insurance to compensate for lost revenues in the event of such failures.

- As described in Item 3, our dispute with a shareholder and former officer could result in substantial legal expense.

- As described in Item 1, regulatory issues could have a material adverse effect on our business, revenues, operating results and financial condition.

- Other risk issues

         We have pursued, are currently pursuing and, in the future may pursue, new technologies and businesses internally and through joint venture, acquisitions and combinations which involve significant risks. Any such joint venture, acquisition or combination may involve, among other things, the issuance of equity securities, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which have adversely affected, or may adversely affect, our business' results of operations and financial condition. Our ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, will likely require significant expansion of our operations. There is no assurance that we will have or be able to obtain the necessary resources to satisfactorily affect such expansion, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition future joint ventures, acquisitions and or combinations by the Company involve risks of, among other things, entering markets or segments in which we have no or limited prior experience, the potential loss of key employees of the acquired company and/or difficulty, delay or failure in the integration of the operations, management, personnel and business of any such new business with our business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on our business, financial condition and results of operations. Moreover, there can be no assurance that the anticipated benefits of any specific acquisition or of any internally developed new business segment or business combination will be realized.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

       On June 14, 2002, we engaged Kane, Hoffman & Danner, P.A. as our independent accountants for the year ended December 31, 2002 and dismissed our former independent accountants, Clyde Bailey, P.C. None of the reports of our former accountant or our current accountants in respect of our financial statements for December 31, 2002 and 2001 contain an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles.

       During our two most recent fiscal years and to the date hereof, there have been no disagreements between us and our former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of the former accountant, would have caused him to make reference to the subject matter of the disagreement in connection with his report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our executive officers and directors and their ages as of December 31, 2002 are as follows:

Name                       Age   Position                  Period of Service
-----                      ---   --------                  -----------------
Bryan Abboud............   32    Chief Executive Officer   January 2002 -
                                 and Director              Present

Thomas Glaza............   68    Director                  June, 1998 -
                                                           Present
                                 Chairman of the Board     February 2001 -
                                                           Present

Dave Stein...............  56    Director                  January 2002 -
                                                           Present

James Doukas.............  68    Director                  April 2002 -
                                                           Present

         Certain biographical information concerning the Directors and executive officers of the Company as of December 31, 2002 is set forth below. Such information was furnished by them to the Company.

Bryan Abboud was the Chairman of the Board of Directors of the Company from 1998 to February 2001, has been chief executive officer and president of the Company since January 2002, and managing director and co-founder of IGW since 1997. Mr. Abboud is also a co-founder and current board member of the Interactive Gaming Council, the online gaming industry's premier trade association. Starting as an online gaming industry pioneer in 1995, he has assembled personnel, arranged financing, and led the Company successfully into the online gaming software industry. Earlier, Mr. Abboud was VP of Marketing of a small company in the high-tech consumer electronics industry. Mr. Abboud earned a Masters in International Management at the American Graduate School of International Management (Thunderbird) and received a Bachelor of Science Degree in Commerce, with emphasis in Marketing at Santa Clara University. He also attended Sup de Co in Rouen, France.

Thomas Glaza has been Chairman of the Company's board of directors since February 2001. He retired from the MAPICS Corporation in March 2000 but continues to provide consulting services. Between 1988 and 1998, Mr. Glaza held a variety of positions with MAPICS Corporation, including Vice President of Marketing and Business Development. His duties involved contract negotiations, establishing internal corporate strategy, traditional activities of marketing, and co-ordination programs with the corporate marketing organization. From 1981 to 1988, Mr. Glaza founded GMD, a private software development and services firm servicing implementations of MAPICS and CAD systems where he served as chief executive officer and chief operating officer. From 1973 to 1980, Mr. Glaza held various managerial positions in the Manufacturing Industry Marketing Department of the General Systems Division of the IBM Corp. in Atlanta, which led to the development of MAPICS. From 1970 to 1973, he was the marketing manager for the IBM Branch Office in Portland, Oregon. In 1959, Mr. Glaza received his MBA from the University of Michigan, majoring in statistics and marketing. In 1957, Mr. Glaza graduated with a Bachelor of Business Administration from the University of Michigan where he majored in marketing and finance.

Dave Stein has been a director of the Company since January, 2002. For the past decade, Mr. Stein has focused on consulting with and coaching sales executives and their teams in 48 states and 20 countries to win business. He is the author of How Winners Sell: 21 Proven Strategies to Outsell Your Competition and Win the Big Sale, which defines the strategies and related tactics for sales professionals to thrive in our new world of information overabundance, intense competition, and product and service commodization. Mr. Stein has worked with large enterprises such as IBM, Hewlett-Packard, ALLTEL, Bayer, NEC, Siemens, Oracle, Invensys, Pitney Bowes, MCI, AT&T, Unisys, Ciber, and McGraw-Hill, as well as many smaller companies. He has been the president of The Stein Advantage, Inc., a sales consulting company, from July 1997 to the present, and was the Director of Worldwide Business Development for Marcam Corporation from 1995 to 1997. From 1980 until he founded The Stein Advantage in 1997, Mr. Stein was employed by several leading-edge high technology companies in a number of roles: programmer, systems engineer, sales representative, sales manager, Director of Worldwide Sales Development, VP of Sales, VP of Marketing, VP of International Operations, VP of Client Services and VP of Strategic Alliances. In the early 1990's Mr. Stein lived and worked in Europe initiating, organizing and establishing the international operations for Datalogix International. He is a member of the National Speakers Association and the Strategic Account Management Association (SAMA). Mr. Stein graduated from the City College of New York with a Bachelor of Arts degree and pursued postgraduate studies at the City University of New York.

James Doukas has been a director of the Company since April, 2002. Mr. Doukas served in the military for over 32 years and was responsible for formulating and executing multi-million dollar budgets, leading large organizations of over 3,500 personnel, negotiating sensitive agreements with foreign governments, and conducting strategic planning at the national level. From 1988 to 1998, he was executive vice president of RJ Moore and Associates, a start up engineering firm for which he had regional responsibility in sales, marketing, and personnel recruitment. Mr. Doukas received a Bachelor of Arts degree from St. Benedicts College and a Master of Arts degree from George Washington University.

            OTHER EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

Set forth below is biographical and other information concerning the Company's executive officers and other significant employees.

Name                          Age         Position
----                          ---         --------
Jonathan Shatz                42          Former Chief Financial Officer
Jeff Niblack                  49          Chief Information Officer
Richard Orcutt                49          Director of Sales


Jonathan Shatz served as Chief Financial Officer of the Company from June 3, 2002 until January, 2003. Mr. Shatz has over twenty years of international finance, banking, brokerage and investor relations experience. From 1999 to 2002 he served as the vice-president in charge of the Miami office of Columbia Financial Group, a national investor relations firm. As senior manager of the emerging markets consulting division for Ernst & Young from 1995 to 1998, Mr. Shatz led complex due diligence consulting assignments for banks and financial institutions. From 1991 to 1995, Mr. Shatz served as President of AJ consulting, an international business consulting firm with Corporate, Government and Non-profit clients. Mr. Shatz also served in senior roles in audit and risk management for The First National Bank of Chicago from 1985 to 1991, and as a staff accountant in the audit and tax departments of Price Waterhouse from 1982 to 1985. Mr Shatz received a law degree from the University of Southampton in England and is a chartered accountant. He has also obtained his securities and insurance licenses.

Jeffrey Niblack, Chief Information Officer, joined the Company in May, 2002, from IBM, where he was a Senior IT architect in the Enterprise Services for Microsoft Technologies (ESMT) national consulting practice within IBM Services. Focusing recently on application architecture and design within the Microsoft technology space and with over 19 years of experience in the IT field, Mr. Niblack has dealt with various aspects of application, network and database design/development. Mr. Niblack enjoys an enviable reputation in the industry and has written articles for numerous online and print publications. He regularly speaks at technical conferences including TechEd, ASP.NET Connections, and DevCon on a variety of Microsoft .NET topics. Mr. Niblack has also developed various Intra- and Internet applications, including e-commerce sites and business-to-business payment systems and several commercially available components. Mr. Niblack received his Bachelor of Liberal Arts from the University of Missouri.

Richard Orcutt joined the Company in June, 2002, as Director of Sales. Mr. Orcutt has over twenty years of sales experience to corporate America Fortune 1000 companies in the areas of financial services, manufacturing and supply chain management enterprise software. In his career thus far, he has closed over $2.5 billion in sales. Mr. Orcutt's software sales experience began in 1983 and extends to his most recent position with ProcureNet/ePlus Systems where he was a regional Vice President of Sales. In addition, he has substantial experience in e-Business strategy for back office solutions across multiple locations. Mr. Orcutt received a B.S. Ed. from Northern Illinois University and has attended additional post graduate studies in Business Administration.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10% of a registered class of our Company's equity securities, to file reports of ownership and changes in ownership with respect to the securities of our Company with the SEC and to furnish copies of these reports to our Company. We believe that during fiscal year 2002, all officers and Directors have filed the required forms.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2002 and 2001 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of its chief executive officer for the appropriate years.

                             SUMMARY COMPENSATION TABLES


                                                               Long Term Compensation
                                  Annual Compensation            Awards           Payouts
                          -----------------------------  -----------------------  -------
                                                         Restricted   Securities
                                           Other Annual    Stock      Underlying   LTIP       All Other
Named Officer     Year   Salary    Bonus   Compensation    Awards      Options    Payouts   Compensation
-------------     ----  --------   -----   ------------  ----------   ----------  -------   ------------
Bryan Abboud      2002  $156,000  $26,991      -0-          - 0 -       42,000     - 0 -        - 0 -
   President      2001  $120,000  $15,000   $33,708(1)      - 0 -       50,000     - 0 -        - 0 -

Todd Elmquist     2002  $115,000  $     0   $33,210(2)      - 0 -       15,000     - 0 -        - 0 -
Chief Information 2001  $164,000  $10,000   $44,839(2)      - 0 -       20,000     - 0 -        - 0 -
 Officer of IGW

   (1) Bryan Abboud received reimbursement for living expenses.
   (2) Todd Elmquist received reimbursement for living and transportation expenses. Mr. Elmquist resigned his position in May, 2002.

                      Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)


                 Number of       Percent of Total
                Securities         Options/SARs        Exercise of
                Underlying          Granted to          Base Price
Name           Options/SARS  Employees in Fiscal Year  Price ($/Sh)  Expiration Date
-------------  ------------  ------------------------  ------------  ---------------
Bryan Abboud      42,000               17.3%            $0.50/Share  December 31, 2012
Todd Elmquist     15,000                6.2%            $0.50/Share  December 31, 2012

Directors' Compensation

All non-employee directors receive annual options to purchase 12,000 shares each of the Company's common stock. Such options bear exercise prices equal to the weighted average of the common stock's closing price for the three (3) months prior to the granting of such options. Awarding occurs at the beginning of the year and vesting occurs as the year transpires or upon termination of the Director. All Directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business. Effective January 1, 2003, all non-employee directors received in addition to the options, $1,000 per meetings held on site, and no compensation for telephonic meetings.

Employment Agreements

Effective January 1, 2002, we entered into a new employment agreement with Bryan Abboud, pursuant to which Mr. Abboud is employed as Chief Executive Officer. The agreement provides for a monthly salary of $13,000, plus an annual incentive cash and stock option bonus under a varying formula. There is no termination date to the contract, however, should there be a change in control at any time, we are obligated to pay one year's equivalent salary plus the prior year's bonus as severance pay.

Amendment of Previously Awarded Stock Options

On December 18, 2001, the Board of Directors authorized the re-issuance of some of the stock options outstanding as granted in 1998, at a per share price of $0.50 and an expiration date of December 31, 2008. Prior to this resolution, the shares were at a strike price of $0.60 and expired on December 31, 2001.

On December 4, 2002, the Board of Directors authorized the re-issuance of some of the stock options outstanding as granted in 1999, at a per share price of $0.50 and an expiration date of December 31, 2009. The reprice of $0.50 per share was above the fair market value on the date of grant. Prior to this resolution, the shares were at a strike price of $0.75 and expired on December 31, 2002.

Stock Options Held at December 31, 2002

The following table indicates the total number of exercisable and unexercisable stock options held by each executive officer named in the Summary Compensation Table as of December 31, 2002. No options to purchase common stock were exercised during the year ended December 31, 2002 and no stock appreciation rights were outstanding during the same period. The closing price of our common stock at December 31, 2002, was $0.18, which was below the exercise price of all issued and outstanding options.

Aggregated Option Exercises in Last Fiscal Year
And Fiscal Year-End Option Values


                            Number of Unexercised       Value of Unexercised
                            Securities Underlying          In-the-Money
                                 Options at                 Options at
                               Fiscal Year End         Fiscal Year End($)
                             ---------------------     ---------------------
Name                      Exercisable/Unexercisable   Exercisable/Unexercisable
-----------------------    ---------   -----------     ---------   ---------
Bryan Abboud                  -0-       452,938          -0-          -0-
Todd Elmquist                 -0-       190,256          -0-          -0-

There were no options exercised during the year ended December 31, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information as of March 21, 2003, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the 10,426,796 outstanding shares of Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:

--------------------------------------------------------------------------------------------------------------------
     Class of Stock                  Name and Address of                Number of Shares       Percent of Class (1)
                                      Beneficial Owner               Beneficially Owned (1)    --------------------
                                      ----------------               ------------------
--------------------------------------------------------------------------------------------------------------------
      Common Stock                    Steven Abboud (2)
                                     16569 Summit Drive                     2,331,401                  22%
                                       Omaha, NE 68136
--------------------------------------------------------------------------------------------------------------------
      Common Stock                    Joann Abboud (3)
                                     60 Seagate Dr. #703                     821,649                   78%
                                      Naples, FL 34103
--------------------------------------------------------------------------------------------------------------------
      Common Stock                         (2)(4)
                               Shining Star Investments, Inc.                906,358                   8.6%
                                     16569 Summit Drive
                                       Omaha, NE 68136
--------------------------------------------------------------------------------------------------------------------
                               Executive Officers & Directors
--------------------------------------------------------------------------------------------------------------------
      Common Stock                    Bryan Abboud (4)
                                   501 Brickell Key Drive                   3,349,580                  32%
                                          Suite 603
                                    Miami, Florida 33131
--------------------------------------------------------------------------------------------------------------------
      Common Stock                       Dave Stein
                                   501 Brickell Key Drive                       0
                                          Suite 603
                                    Miami, Florida 33131                                               n/a
--------------------------------------------------------------------------------------------------------------------
      Common Stock                      James Doukas
                                   501 Brickell Key Drive                    12,858                less than 1%
                                          Suite 603
                                    Miami, Florida 33131
--------------------------------------------------------------------------------------------------------------------
      Common Stock                    Thomas Glaza (5)
                                   501 Brickell Key Drive                    88,420                less than 1%
                                          Suite 603
                                    Miami, Florida 33131
--------------------------------------------------------------------------------------------------------------------
      Common Stock                      Clint Snyder
                                   501 Brickell Key Drive                       0                      n/a
                                          Suite 603
                                    Miami, Florida 33131
--------------------------------------------------------------------------------------------------------------------
                            ALL EXECUTIVE OFFICERS &                        3,450,858                  33%
                              DIRECTORS AS A GROUP
--------------------------------------------------------------------------------------------------------------------

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

         (2) Includes 90,000 shares beneficially owned by Steven Abboud by virtue of his ownership of an option to purchase 90,000 shares of common stock through January 25, 2005, at the exercise price of $1.25 per share, and also includes 793,063 shares held by Shining Star Investments, Inc., of which Steven Abboud owns 87.5%.

         (3) Includes 223,889 shares held by Ronald J. Abboud Trust, 30,000 shares owned by Abboud Family Trust and 24,000 shares owned by Ron Abboud Family Trust, the voting stock of all of which Joann Abboud beneficially owns.

         (4) Includes 113,295 shares held by Shining Star Investments, Inc., of which Bryan Abboud owns 12.5%, and also includes 410,938 shares beneficially owned by Bryan Abboud by virtue of his ownership of options to purchase: (i) 78,938 shares of common stock through December 31, 2008, at an exercise price of $0.50 per share; (ii) 132,000 shares of common stock through December 31, 2009, at the exercise price of $0.50 per share; (iii) 150,000 shares of common stock through January 29, 2005, at an exercise price of $1.00 per share; and (iv) 50,000 shares of common stock through December 31, 2011, at an exercise price of $0.71 per share.

         (5) Includes options to purchase 42,000 shares of common stock, at an exercise price of $0.50 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Steven Abboud, a shareholder and former officer and director of the Company, and Mr. Bryan Abboud, Chief Executive Officer and President of the Company and Managing Director of Interactive Gaming & Wagering, NV, are brothers and sons of Joann Abboud, who owns 7.8% of the Company's Common Stock and are the principal beneficial owners of 87.5% and 12.5%, respectively, of the voting stock of Shining Star Investments, Inc., a shareholder of the Company.

On December 31, 1998, Steve Abboud loaned $20,000 to the Company's wholly owned subsidiary, IGW. This debt has not yet been repaid and is now in the amount of $26,705 accruing interest at fifteen percent (15%) per annum.

On August 1, 1998, Bryan Abboud loaned $20,000 to IGW. This debt has not yet been repaid and is now in the amount of $24,572 accruing interest at fifteen percent (15%) per annum.

On April 30, 2001, Joann Abboud loaned the Company $240,000 for the purchase of computer equipment which is secured by a promissory note in the same amount. The note earns interest at the rate of ten percent (10%) per year, and became due and payable in full on April 30, 2002. This note has been satisfied to the extent of $200,000 and the remainder has been extended until April 30, 2003.

Joann Abboud loaned the Company $92,145 for operational expenses which is secured by a promissory note bearing interest at fifteen percent (15%) per year and due and payable in full on May 1, 2003.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

   ITEM (601)                    DOCUMENT
   ----------                    --------
  *    3.1     Articles of Incorporation.

  **   3.2     By-laws

  *    21.1    Subsidiaries

       99.1    Certification

       99.2    Certification
------------------

           *  Filed with the Company's registration statement on form 10-SB,

          **  Filed with form 8-K on September 25, 2002.

         (b) We filed no Form 8-Ks during the fourth quarter of this Fiscal Year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting such officers to material information relating to our Company incliuding its consolidated subsidiaries required to be included in our periodic filings with the Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

                  Global Entertainment Holdings/Equities, Inc.


                                      By:   /s/ BRYAN P. ABBOUD
                                            -------------------
                                            Bryan P. Abboud
                                            Chief Executive Officer

                                            /s/ CLINTON H. SNYDER
                                            ---------------------
                                            Clinton H. Snyder
                                            Chief Financial Officer

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 31, 2003:


Signature                             Title                              Date
---------                             -----                              ----
/s/ BRYAN P. ABBOUD         Director, Chief Executive Officer    March 31, 2003
----------------------
Bryan P. Abboud


/s/ THOMAS GLAZA            Director and Chairman of the Board   March 31, 2003
-----------------------
Thomas Glaza


/s/ DAVID STEIN             Director                             March 31, 2003
-----------------------
David Stein


/s/ JAMES DOUKUS            Director                             March 31, 2003
-----------------------
James Doukus

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Stockholders and Board of Directors
Global Entertainment Holdings/Equities, Inc.
Miami, Florida


We have audited the accompanying balance sheet of Global Entertainment Holdings/Equities, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Entertainment Holdings/Equities, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




KANE, HOFFMAN & DANNER, P.A.
Certified Public Accountants

March 18, 2003

                                                  CERTIFIED PUBLIC ACCOUNTANTS
                                                      10924 VANCE JACKSON #404
                                                      SAN ANTONIO, TEXAS 78230
                                                          (210) 699-1287(OFC.)
                                           (888) 699-1287 (210) 691-2911 (FAX)

                                                                       MEMBER:
                                                   AMERICAN INSTITUTE OF CPA'S
                                                        TEXAS SOCIETY OF CPA'S


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders
Global Entertainment Holdings/Equities, Inc.
Miami, Florida


We have audited the balance sheet of Global Entertainment Holdings/Equities, Inc. and subsidiaries as of December 31, 2001 (not included herein), and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Entertainment Holdings/Equities, Inc. and subsidiaries as of December 31, 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Clyde Bailey
Certified Public Accountant


February 5, 2002
San Antonio, Texas

                  Global Entertainment Holdings/Equities, Inc.

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2002

ASSETS:

 Cash                                                  $   260,494
 Accounts receivable, net of allowance
    for doubtful accounts of $8,000                        749,486
 Notes receivable                                        1,019,343
 Other receivables                                          16,031
 Prepaid expenses                                           84,588
                                                       -----------

   TOTAL CURRENT ASSETS                                  2,129,942
                                                       -----------
PROPERTY AND EQUIPMENT, NET                                984,081
                                                       -----------

OTHER ASSETS:

 Software developed for licensing, net                   1,148,063
 Other assets                                               60,866
                                                       -----------

   TOTAL OTHER ASSETS                                    1,208,929
                                                       -----------

  TOTAL ASSETS                                         $ 4,322,952
                                                       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:

 Accounts payable and accrued expenses                 $   692,515
 Notes payable                                             479,515
 Income tax payable                                         84,802
 Deferred revenue                                          129,242
                                                       -----------

   TOTAL CURRENT LIABILITIES                             1,386,074
                                                       -----------

CONTINGENCIES

SHAREHOLDERS' EQUITY:

 Preferred stock, $.001 par value, 25,000,000
   shares authorized, none issued                               --
 Common stock $.001 par value, 100,000,000
   shares authorized, 10,375,776 issued                     10,376
 Paid in capital                                         3,228,899
 Retained earnings                                         144,903
 Treasury stock (183,533 shares), at cost                 (447,300)
                                                       -----------

   TOTAL SHAREHOLDERS' EQUITY                            2,936,878
                                                       -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 4,322,952
                                                       ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                  Global Entertainment Holdings/Equities, Inc.

                        CONSOLIDATED STATEMENTS OF INCOME

                     Years ended December 31, 2002 and 2001



                                                          2002                 2001
                                                      ------------         ------------

REVENUES                                              $  6,120,502         $  4,708,468

COST OF SALES                                            3,489,302            2,434,322
                                                      ------------         ------------

   GROSS PROFIT                                          2,631,200            2,274,146
                                                      ------------         ------------

OPERATING EXPENSES:

 Selling expenses                                          473,759              389,194
 General and administrative expenses                     1,881,640            1,637,626
                                                      ------------         ------------

     Total Operating Expenses                            2,355,399            2,026,820
                                                      ------------         ------------

        INCOME FROM OPERATIONS                             275,801              247,326
                                                      ------------         ------------

OTHER INCOME (EXPENSE):

 Interest income                                            26,814               21,698
 Interest expense                                         (106,745)             (79,182)
 Other income (expense)                                       (371)             (55,428)
                                                      ------------         ------------

     Total Other Income (Expense)                          (80,302)            (112,912)
                                                      ------------         ------------

        INCOME BEFORE INCOME TAX EXPENSE                   195,499              134,414

 Income Tax Expense                                         28,586               16,667
                                                      ------------         ------------

        NET INCOME                                    $    166,913         $    117,747
                                                      ============         ============

BASIC EARNINGS PER SHARE                              $       0.02         $       0.01
                                                      ============         ============

DILUTED EARNINGS PER SHARE                            $       0.02         $       0.01
                                                      ============         ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC                                                  10,375,776           10,422,814
                                                      ============         ============

 DILUTED                                                10,375,776           12,450,157
                                                      ============         ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                  Global Entertainment Holdings/Equities, Inc.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     Years ended December 31, 2002 and 2001


                                                           Additional     Retained
                                     Common Stock            Paid-in      Earnings           Treasury Shares
                                Shares         Amount        Capital      (Deficit)       Shares         Amount         Total
                             -----------    -----------    -----------   -----------    -----------   -----------    -----------
Balance, January 1, 2001      10,382,722    $    10,406    $ 3,215,932   $  (139,757)       183,533   $  (447,300)   $ 2,639,281

  Shares issued for services      33,000             33         12,967            --             --            --         13,000

  Net income                          --             --             --       117,747             --            --        117,747
                             -----------    -----------    -----------   -----------    -----------   -----------    -----------

Balance, December 31, 2001    10,415,722         10,439      3,228,899       (22,010)       183,533      (447,300)     2,770,028

  Adjust prior year balances     (39,946)           (63)            --            --             --            --            (63)

  NET INCOME                          --             --             --       166,913             --            --        166,913
                             -----------    -----------    -----------   -----------    -----------   -----------    -----------

BALANCE, DECEMBER 31, 2002    10,375,776    $    10,376    $ 3,228,899   $   144,903        183,533   $  (447,300)   $ 2,936,878
                             ===========    ===========    ===========   ===========    ===========   ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                  Global Entertainment Holdings/Equities, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2002 and 2001

                                                                           2002                2001
                                                                       -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                           $   166,913         $   117,747
                                                                      -----------         -----------

 Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Depreciation and amortization                                         1,063,763           1,070,713
  Bad Debt (Recovery)                                                     (41,213)             92,362
  (Gain) loss on sales of fixed assets                                       (371)                 --
  Other                                                                       (63)             13,000
 Changes in operating assets and liabilities:
  Decrease (Increase) in accounts receivable                              693,012            (845,200)
  Decrease in notes receivable                                             78,629             555,697
  (Increase) Decrease in other receivables                                (16,031)             31,423
  (Increase) in prepaid expenses                                          (51,063)            (11,840)
  Decrease (Increase) in other assets                                      43,974             (29,031)
  Increase (Decrease) in accounts payable and accrued expenses            303,680             (84,739)
  Increase in income taxes payable                                         22,219              34,100
  (Decrease) in accrued interest                                               --             (33,704)
  Increase in deferred revenue                                            129,242                  --
                                                                      -----------         -----------

  Total adjustments                                                     2,225,778             792,781
                                                                      -----------         -----------

 Net cash provided by operating activities                              2,392,691             910,528
                                                                      -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                                                  (969,530)           (171,336)
  Development of software                                                (715,275)           (607,364)
  Proceeds from the sale of property and equipment                          9,645                  --
                                                                      -----------         -----------

 Net cash used in investing activities                                 (1,675,160)           (778,700)
                                                                      -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on capital lease obligations                                        --             (36,375)
  Proceeds from notes payable                                                  --              39,008
  Payments on notes payable                                              (646,128)           (109,825)
                                                                      -----------         -----------

 Net cash provided by (used in) financing activities                     (646,128)           (107,192)
                                                                      -----------         -----------

NET INCREASE IN CASH                                                       71,403              24,636

CASH - BEGINNING OF YEAR                                                  189,091             164,455
                                                                      -----------         -----------

CASH - END OF YEAR                                                    $   260,494         $   189,091
                                                                      ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR INTEREST                                                $   106,745         $    45,478
                                                                      ===========         ===========

CASH PAID FOR TAXES                                                   $     6,367         $        --
                                                                      ===========         ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                           December 31, 2002 and 2001



(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL MATTERS

                  ORGANIZATION AND DESCRIPTION OF BUSINESS

                  Global Entertainment Holdings/Equities, Inc. (the Company) was incorporated on July 10, 1997, under the laws of the state of Colorado. The Company provides consulting and web hosting services, develops websites and software which is sold or leased to companies in the on-line gaming industry. The majority of the Company's clients operate in the Netherland Antilles. The Company does not engage in any gaming or wagering activities.

                  PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Interactive Gaming and Wagering NV (IGW), a Netherlands Antilles Corporation, and Prevail Online, Inc. (Prevail). Inter-company transactions and balances have been eliminated in consolidation.

                  USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity.

                  PROPERTY AND EQUIPMENT

                  The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease or the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.

                                                                     (Continued)

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                           December 31, 2002 and 2001




(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL MATTERS (CONTINUED)

                  SOFTWARE DEVELOPED FOR LICENSING AND WEBSITES

                  The Company follows the accounting principles described in SFAS 86 "Accounting for computer software to be Sold, or Leased or Otherwise Marketed".

                  Internal and external costs incurred to develop websites are capitalized. Costs are capitalized when it is probable that the website will be completed and will be used to perform the function intended. When it is probable that upgrades and enhancements will result in additional functionality, such costs are capitalized. Websites will be considered to be impaired when they no longer provide substantial service potential, or significant changes occur in the extent or manner in which the websites are used. Impairment will be recognized in the period when impairment is deemed by management to have occurred.

                  GOODWILL AND OTHER INTANGIBLE ASSETS

                  In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards for goodwill and intangibles with finite and infinite lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

                  EARNINGS PER COMMON SHARE

                  Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

                  Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an antidilutive effect on diluted earnings per share are excluded from the calculation.

                  STOCK-BASED COMPENSATION PLANS

                  In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS
                  123), the Company has elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25, (APB 25), and related interpretations. The Company accounts for stock options issued to consultants and for other services in accordance with SFAS 123.

                                                                     (Continued)

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                           December 31, 2002 and 2001


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL MATTERS (CONTINUED)

                  FOREIGN CURRENCY

                  Transactions in the Netherlands Antilles are recorded using United States dollars as the functional currency.

                  REVENUE RECOGNITION

                  Revenues and directly related expenses are recognized in the period in which they occur. Revenues and related expenses are recognized from the sale of the licenses when persuasive evidence of an arrangement exists, delivery of access to the software has occurred, and the license fee has been determined and collectability of the license fee is probable.

                  ADVERTISING

                  The Company expensed Advertising and Marketing expenditures in the amount of $168,743 and $170,619 for the years ended December 31, 2002 and 2001, respectively. These amounts are included in selling expense.

                  INCOME TAXES

                  The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                  COMPREHENSIVE INCOME

                  SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The following types of items, among others, are to be considered in computing comprehensive income: foreign currency translation adjustments, pension liability adjustments and unrealized gain/loss on securities available for sale. For all periods presented herein, there were no differences between net income available to common shareholders and comprehensive income.

                                                                     (Continued)

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                           December 31, 2002 and 2001


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL MATTERS (CONTINUED)

                  RECLASSIFICATIONS

                  Certain reclassifications were made to the 2001 financial statements and notes thereto in order to conform to the 2002 presentation.

                  SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

                  Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separated financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                  RECENT ACCOUNTING PRONOUNCEMENTS

                  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions for SFAS No. 4, which requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provision of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provision of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.

                  In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs". SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or product lines, terminating employees and contracts and relocating plant facilities or associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed.

                                                                     (Continued)

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                           December 31, 2002 and 2001


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL MATTERS (CONTINUED)

                  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

                  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

                  In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 124 "Accounting for Stock-Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosure when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

                  Management does not expect the impact of these statements' pronouncements to have a material impact on the Company's consolidated financial position or results of operations.


(2)   ACCOUNTS AND NOTES RECEIVABLES

                  The Company has agreed to a note receivable payout of an accounts receivable balance from a major customer. The terms of the note receivable provides for a principal payment of $50,000 per month on the balance of $1,053,669 as of December 31, 2001. As of December 31, 2002, the balance due on the note receivable is $453,669 and has been shown as current.

                  In September 2002, the Company entered into another note receivable payout agreement of an additional accounts receivable balance of $765,535. The agreement calls for an agreed upon payment arrangement starting in September 2002, and continuing through October 2003, with an annual effective interest rate of 12.5%. As of December 31, 2002, the balance due on this note was $540,535, with accrued interest of $25,139.

                  Also, accounts receivable at December 31, 2002, include approximately $300,000 from this customer.

                                                                     (Continued)

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                           December 31, 2002 and 2001


(3)   PROPERTY, EQUIPMENT AND DEPRECIATION

                  Capitalized amounts are depreciated over the estimated useful life of the asset using the straight line method of depreciation. At December 31, 2002 and 2001, the Company had property and equipment as follows:

                                                                                                      Estimated
                                                                                                    Useful Lives
                                                           2002                2001                   (Years)
                                                       -----------         -----------             ------------
                  Computer Equipment                   $ 1,846,739         $ 1,009,166                   3
                  Furniture and Fixtures                   226,480             188,430                   3
                  Office Improvements                       33,297              33,297                   3
                  Other                                    201,799             149,492                   3
                                                       -----------         -----------
                                                         2,308,315           1,380,385

                  Less accumulated depreciation         (1,324,234)           (815,028)
                                                       -----------         -----------
                                                       $   984,081         $   565,357
                                                       ===========         ===========

                  Depreciation expense for 2002 and 2001, was $348,760 and $421,686, respectively and is included in general and administrative expenses.


(4)   SOFTWARE DEVELOPED FOR LICENSING

                  The Company expensed costs to internally create computer software until such time as technological feasibility was established. Technological feasibility is considered to be established when a detail program design is completed. After the detailed program design has been established, the Company capitalizes the costs of its software products it intends to license to the gaming and wagering industry. Software development costs will be amortized on a ratio of the current revenue to anticipated total revenue from the sales of the product or a straight-line amortization of the product cost over the estimated three year useful life of the product master. Because the product is subject to rapid technological advances, the Company has elected to amortize its computer programs and software held for licensing over a three-year period.

                                                                     (Continued)

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                           December 31, 2002 and 2001


(4)   SOFTWARE DEVELOPED FOR LICENSING (CONTINUED)

                  Revenue from the licensing of software programs is recognized when there is persuasive evidence of an arrangement, delivery of access to the software, the fee is fixed and determined, and collectability is probable. The license arrangements are not multiple elements, and license fees are recorded when the four conditions above are achieved. Once the arrangement has been contractually agreed upon, there are no customer cancellation privileges. Fees that the Company may be entitled to are referred to as royalties and are recognized at such time as the licensee has earned revenues through the use of the software and in accordance with the licensing agreement.

                  As of December 31, 2002, the software developed for licensing is comprised of the following:

                                                                                                      Estimated
                                                                                                    Useful Lives
                                                           2002                2001                   (Years)
                                                       -----------         -----------             ------------
                  Proprietary software                 $ 2,385,921         $ 1,680,085                   3
                  Websites                                 717,534             717,534                   3
                                                       -----------         -----------
                                                         3,103,455           2,397,619
                  Less accumulated depreciation         (1,955,392)         (1,240,389)
                                                       -----------         -----------
                                                       $ 1,148,063         $ 1,157,230
                                                       ===========         ===========

                  During the years ended December 31, 2002 and 2001, the Company capitalized $715,275 and $607,364 in Proprietary Software including the Casino software, Customer Support software, and other new project software that IGW is developing. These capitalized expenses will be depreciated or amortized over a three year period. Amortization expense for 2002 and 2001, was $715,003 and $649,027, respectively, and are included in cost of sales.

                                                                     (Continued)

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                           December 31, 2002 and 2001


(5)   NOTES PAYABLE

                  The Company has the following note payable obligations:

                                                                                            2002                2001
                                                                                         -----------       -----------
                  Note payable to an individual, 15% interest, paid in 2002              $        --       $   115,000

                  Notes to related parties and shareholders, 15% interest,
                  due on demand                                                              143,422           143,422

                  Note to seller of website, non interest bearing, due on demand             115,113           152,675

                  Note to software developer                                                 105,980           125,579

                  Other                                                                           --            26,115

                  CONVERTIBLE DEBT:

                  Note to a related party and shareholder,  10% interest, due April
                  30, 2003; $10,000 is convertible at $.50 per share                          40,000           240,000

                  Note to  related  party,  dated  July 18, 2000, 15% interest, convertible at $.50 per share prior to August 1, 2002, repaid in
                  2002                                                                            --            40,000

                  Note to unrelated  party,  dated  August 11, 2000, 15% interest paid monthly,  convertible  at $1.50 per share before  October 1,
                  2002                                                                            --            50,000

                  Note to related  party,  dated August 2, 2000,  15% interest paid
                  monthly, convertible at $.50 per share before March 31, 2002                    --            10,000

                  Note to unrelated  parties,  dated August 30, 2000,  15% interest paid monthly,  convertible at $1.50 per share until  September 1,
                  2002                                                                        75,000           178,000
                                                                                         -----------       -----------

                  Total notes payable                                                        479,515         1,080,791
                                                                                         -----------       -----------

                  Less current portion                                                      (479,515)         (937,369)
                                                                                         -----------       -----------

                  Net long term debt                                                     $        --       $   143,422
                                                                                         ===========       ===========

                                                                     (Continued)

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                           December 31, 2002 and 2001


(6)      STOCK OPTIONS

                  During 2002 and prior, the Company granted stock options to certain key IGW and other company employees pursuant to the Company's Stock Option Plan. Stock issued to employees and directors have been recorded at the intrinsic value, if any, in accordance with APB 25. The exercise price of options issued was in excess of the trading prices at date of issue.

                  The following information is presented with respect to the Company's stock options:

                                                              Number of           Average          Remaining
                                                             Shares Under         Exercise        Contractual
                                                                Option             Price          Average Life
                                                             ------------         --------        ------------
                  Outstanding at December 31, 2000             1,521,543            $1.28
                     Granted                                     478,800              .64              10
                     Expired                                    (225,000)            (.60)
                                                               ---------

                  Outstanding at December 31, 2001             1,775,343             1.26
                                                               ---------
                     Granted                                     243,250              .48              10
                     Re-pricing of options                       160,125              .50              7
                     Re-pricing of options                       222,525              .50              6
                     Expired or cancelled                       (475,500)            1.29
                                                               ---------

                  Outstanding at December 31, 2002             1,764,618              .98
                                                               =========

                  Had compensation expense been recorded for the Company's awards based on fair value as calculated using the "Black Scholes" Model at the grant dates consistent with the methodologies of SFAS No. 123, the Company's reported net income (loss) available to common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

                  For the years ended December 31:                                 2002           2001
                                                                                 --------       --------
                  Net income (loss) available to common shareholders:
                     As reported                                                 $166,913       $117,747
                     Pro forma                                                     91,551         89,021

                  Basic earnings (loss) per share:
                     Common share as reported                                        0.02           0.01
                     Common share pro forma                                          0.01           0.01

                  Diluted earnings (loss) per share:
                     Common share as reported                                        0.02            0.01
                     Common share pro forma                                          0.01            0.01

                  Under SFAS 123, the value of options granted during 2002 and 2001 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate 4% for 2002 and 6% for 2001, dividend yield - 0% for 2002 and 2001, volatility 86% and 19.3% for 2002 and 2001, and a remaining life of the option ranging from 6 to 10 years for 2002 and 4 years for 2001.

                                                                     (Continued)

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                           December 31, 2002 and 2001


(7)   EARNINGS PER SHARE

                  Earning per share has been calculated in accordance with SFAS No. 128. Basic earnings (loss) per share is computed by dividing the earnings and losses allocated to each class of equity by the weighted average number of shares outstanding for each class during the period. Diluted earnings (loss) per share is computed the same as basic earnings (loss) per share except the denominator is adjusted for the effect of common share equivalents outstanding.

                  The following additional information is presented with respect to the Company's earnings per share amounts:

                                                                                                    Per Share
                  FOR THE YEAR ENDED DECEMBER 31, 2002                                               Amount
                                                                                                    ---------
                  Earnings per Common Share

                  Net income (loss) available to common shareholders                 $   166,913
                                                                                     ===========
                  Weighted average common shares outstanding                          10,375,776      $0.02
                                                                                     ===========      =====

                  For 2002 the conversion of the convertible debt was not dilutive. During 2002 the exercise price of the options outstanding was greater than the market price, and accordingly these options were not considered dilutive.

                                                                                                    Per Share
                  FOR THE YEAR ENDED DECEMBER 31, 2001                                               Amount
                                                                                                    ---------
                  Earnings per Common Share

                  Net income (loss) available to common shareholders                 $   117,747
                                                                                     ===========
                  Weighted average common shares outstanding                          10,422,814      $0.01
                                                                                                      =====
                  Dilutive effect of convertible debt subordinated shares
                   Outstanding                                                           225,000
                                                                                     -----------
                  Dilutive effect of weighted average stock options
                   Outstanding                                                         1,775,343
                                                                                     -----------
                  Diluted common shares outstanding                                   12,450,157      $0.01
                                                                                     ===========      =====

                                                                     (Continued)

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                           December 31, 2002 and 2001


(8)   INCOME TAXES

                  Income tax expense for the years ended December 31, 2002 and 2001 is summarized as follows:

                                                                                  2002         2001
                                                                                -------      -------

                        Federal                                                 $    --      $    --
                        State                                                        --           --
                        Netherland Antilles                                      28,586       16,667
                                                                                -------      -------

                        Income tax expense                                      $28,586      $16,667
                                                                                =======      =======

                  The Company's tax expense differs from the "expected" tax expense for the year ended December 31, 2002 and 2001 (computed by applying the Federal Corporate tax rate of 34%), as follows:

                                                                                  2002         2001
                                                                                -------      -------


                        Computed "expected" tax expense                         $ 71,808     $ 45,701
                        Effect of income of foreign subsidiary
                            taxed at foreign tax rate                            (43,222)      16,667
                                                                                --------     --------

                        Income tax expense                                      $ 28,586     $ 16,667
                                                                                ========     ========

                  The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows at December 31:

                                                                                   2002        2001
                                                                                ---------    ---------

                        Net operating loss carryforwards                        $ 843,299    $ 614,535
                        Less Valuation allowance                                 (843,299)    (614,535)
                                                                                ---------    ---------
                        Net deferred tax assets                                 $      --    $      --
                                                                                =========    =========

                  As of December 31, 2002, the Company had net operating loss carryforwards of approximately $2,480,000 for income tax purposes, available to offset future taxable income expiring on various dates through 2022.

                                                                     (Continued)

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                           December 31, 2002 and 2001


(9)   OPERATING LEASE OBLIGATIONS

                  The subsidiary leases office facilities in Curacao, Netherlands Antilles. The yearly lease commenced on January 1, 1999 and automatically extends for an additional year, unless the lease is canceled within three months of the expiration date.

                  In December 2001, the Company moved its principal office from Paradise Valley, Arizona to Miami, Florida to be closer to its principal operations in Curacao, Netherlands. The Company has signed a three-year lease on 1,999 square feet in Miami, Florida.

                  Lease obligations for the term of the leases are as follows:

                                           Year        Amount
                                           ----       --------
                                           2003       $147,793
                                           2004         68,925
                                                      --------
                                                      $216,718
                                                      ========

                  For the years ended December 31, 2002 and 2001 total rent expense was $168,125 and $139,373 respectively.


(10)  CONTINGENCIES

                  LEGISLATIVE RISKS AND UNCERTAINTIES

                  The Company and its subsidiaries are not directly involved in internet gaming. However, the Company entered into royalty agreements with licensees who are involved in internet gaming. Some governmental jurisdictions have adopted or are in the process of reviewing legislation to regulate or prohibit internet gaming. The uncertainty surrounding the regulation or prohibition of internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

                                                                     (Continued)

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                           December 31, 2002 and 2001


(10)  CONTINGENCIES (CONTINUED)

                  LEGISLATIVE RISKS AND UNCERTAINTIES (CONTINUED)

                  Some U.S. government agencies regard online wagering to be illegal. Although the Company does not conduct any online wagering, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against the Company and/or its employees, and such proceedings could involve substantial litigation expenses, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against the Company and/or its employees. Such proceedings could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

                  LITIGATION

                  On November 27, 2002, the Company filed a complaint against a shareholder and former officer for counts of breach of fiduciary duty, fraud, conversion, business defamation, misappropriation, and declaratory relief. The shareholder has filed to dismiss on the premise that there is lack of personal jurisdiction. As of December 31, 2002 the outcome of this matter is undeterminable.


(11)  RELATED PARTY TRANSACTIONS

                  During 2002, the Company incurred expenses of $30,250 for professional services rendered by a director and officer of the Company.

                  The total amount of interest paid to related parties during 2002 totaled $39,984.


(12)  ECONOMIC DEPENDENCY

                  IGW receives a substantial portion of its royalty fee revenue from two customers. In 2002 and 2001, royalties and other fees from those customers were $4,606,393 and $2,497,112 respectively. At December 31, 2002 and 2001, accounts and notes receivable from those customers were $1,433,505 and $2,101,400 respectively. One customer represents 38% of total accounts receivable and 100% of notes receivable, and the other 14% of total accounts receivable.

                                                                     (Continued)

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                           December 31, 2002 and 2001


(13)     SEGMENT INFORMATION

                  The Company has adopted FASB Statement No. 131, "Disclosures About Segments of a Business Enterprise and Related Information." The Company is managed in two geographical Segments; The United States of America and Curacao, Netherlands Antilles.


                                                                           Software
                                                          Management      Development
                                                         and Marketing    (Netherlands
                                                         Services (USA)     Antilles)          Total
                                                         --------------   ------------      -----------

                  December 31, 2002

                      Revenues                           $    38,200       $ 6,082,302      $ 6,120,502
                      Operating Income(Loss)              (1,329,226)        1,605,027          275,801
                      Total Assets                            80,955         4,241,997        4,322,952
                      Depreciation and Amortization          208,781           854,982        1,063,763

                  December 31, 2001

                      Revenues                           $   143,927       $ 4,564,541      $ 4,708,468
                      Operating Income(Loss)                (682,541)          929,867          247,326
                      Total Assets                           284,573         4,062,516        4,347,089
                      Depreciation and Amortization          301,407           769,306        1,070,713