Form 10QSB
period 2003-03-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2003-05-15
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 for the quarterly period ended March 31, 2003.

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  As of May 9, 2003, there were 10,435,296 outstanding shares of the issuer's common stock, par value $0.001.

                                      INDEX

                                                                        Page No.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - March 31, 2003 (Unaudited)
           And December 31, 2002...............................................3

         Consolidated Unaudited Statements of Operations - For the
           Three Months Ended March 31, 2003 and March 31, 2002................4

         Consolidated Unaudited Statements of Cash Flows - For the
           Three Months Ended March 31, 2003 and March 31, 2002................5

         Notes to Consolidated Unaudited Financial Statements..................6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............8

ITEM 3.  CONTROLS AND PROCEDURES..............................................11


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................13

ITEM 2.  CHANGES IN SECURITIES................................................13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................13

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS....................13

ITEM 5.  OTHER INFORMATION....................................................13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................13

ITEM 7.  SIGNATURES...........................................................14

         CERTIFICATIONS.......................................................15

                        PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements.


           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets


                                              As of March 31,  As of December 31
                                                    2003              2002
                                                (unaudited)      (see Note 1)
                                               ---------------  ----------------

                                   A S S E T S

Current Assets:
    Cash                                             123,671    $       260,494
    Accounts receivable net of
      allowance for doubtful accounts                651,459            749,486
    Notes receivable                                 813,188          1,019,343
    Other receivables                                 24,828             16,031
    Prepaid expenses                                  76,628             84,588
                                              ---------------  -----------------
        Total Current Assets                       1,689,774          2,129,942

Property & Equipment
    Office Improvements                               38,833             33,297
    Computer Equipment                             1,923,058          1,846,739
    Furniture & Fixtures                             230,683            226,480
    Other                                            215,458            201,799
                                              ---------------  -----------------
                                                   2,408,032          2,308,315
    Less accumulated depreciation                 (1,430,765)        (1,324,234)
                                              ---------------  -----------------
        Total Property & Equipment                   977,267            984,081


Other Assets
    Software developed for licensing, net          1,081,085          1,148,063
    Other assets                                      86,412             60,866
                                              ---------------  -----------------
        Total Other Assets                         1,167,497          1,208,929
                                              ---------------  -----------------
        Total Assets                           $   3,834,538    $     4,322,952
                                              ===============  =================


                        LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable accrued expenses                608,485            692,515
    Current Portion - Notes Payable                  357,716            479,515
    Deferred revenue                                  74,492            129,242
    Income Taxes Payable                              84,803             84,802
                                              ---------------  -----------------
        Total Current Liabilities              $   1,125,496    $     1,386,074
                                              ---------------  -----------------

Contingencies                                             -                  -


Stockholders' Equity
    Preferred Stock, 25,000,000 Shares Authorized,
        None Issued                                       -                  -
    Common Stock, 100,000,000 Shares Authorized       10,435             10,376
        Par Value of $.001; 10,435,296 &
        10,375,776 Shares Issued and
        Outstanding Respectively
    Paid in Capital                                3,241,946          3,228,899
    Retained Earnings(Deficit)                       (96,039)           144,903
    Treasury Stock, at Cost                         (447,300)          (447,300)
                                              ---------------  -----------------
        Net Stockholders' Equity                   2,709,042          2,936,878
                                              ---------------  -----------------
        Total Liabilities and
              Stockholders' Equity             $   3,834,538    $     4,322,952
                                              ===============  =================



  See accompanying summary of accounting principles and notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     For the Three Months Ended
                                                             March 31
                                                     --------------------------
                                                         2003          2002
                                                     ------------   -----------


Total Revenues                                       $ 1,338,185   $ 1,432,235

Cost of Sales                                            815,293       801,332
                                                     ------------  ------------

          Gross Profit                                   522,892       630,903

Expenses
    Uncollectible Fees Written Off                             -        35,805
    Depreciation & Amortization                          112,442       185,363
    Rents                                                 41,709        41,993
    Professional Fees                                    146,131        49,340
    Financial & Investor Relations                        22,357        21,110
    Administrative Expenses                               99,215        96,080
    Advertising                                           67,462        38,890
    Wages and Salaries                                   280,130       126,836
                                                     ------------  ------------
          Total Expenses                             $   769,446  $    595,417
                                                     ------------  ------------
Income (Loss) from Operations                           (246,554)       35,486

Other Income(Expenses)
    Interest(Expense)                                    (13,070)      (31,009)
    Interest Income                                       18,684           820
    Other Income(Expense)                                      -       (11,758)
                                                     ------------  ------------
          Total Other Income (Expenses)                    5,614       (41,947)
                                                     ------------  ------------

    Income Before Taxes                                 (240,940)       (6,461)

    Provisions for Income Tax                                  -        (9,019)
                                                     ------------  ------------
          Net Loss                                   $  (240,940)  $    (15,480)
                                                     ============  ============

    Basic and Diluted Earnings Per Share             $     (0.02)  $     (0.001)


    Weighted Average Shares                           10,400,163     10,415,722




  See accompanying summary of accounting principles and notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                            Statements of Cash Flows
                                   (Unaudited)

                                                    For the Three Months Ended
                                                             March 31
                                                   -----------------------------
                                                        2003            2002
                                                   --------------  -------------

Cash Flows from Operating Activities
    Net Loss                                       $    (240,940)  $    (15,480)

    Adjustments to Reconcile Net Income (Loss) to
       Net Cash Provided by Operating Activities;
         Depreciation and Amortization                   279,030        293,560
         Uncollectible Fees Written Off                       -          35,805
         Stock Issued for Services                        13,105              -
    Change in Operating Assets  & Liabilities
       (Increase) Decrease in Fees Receivable             98,027        473,331
       (Increase) Decrease in Prepaid Expenses             7,960        (18,916)
       (Increase) Decrease in Other Receivables           (8,797)        18,342
       (Increase) Decrease in Notes Receivable           206,155        152,594
       Increase (Decrease) in Accounts Payable           (84,029)      (148,680)
       Increase in Accrued Expenses                            -          2,989
       Decrease in Deferred Revenues                     (54,750)             -
       Other                                                (281)         5,300
                                                   --------------  -------------
         Net Cash Provided (Used) in
             Operating Activities                  $     215,480   $    798,845
                                                   --------------  -------------
Cash Flows from Investing Activities
    Purchase of equipment and software                   (99,436)      (116,101)
    Development of software                             (106,663)      (146,722)
    Increase in security deposits                        (24,405)             -
                                                   --------------  -------------

         Net Cash (Used) in Investing Activities   $    (230,504)  $   (262,823)
                                                   --------------  -------------
Cash Flows from Financing Activities
   Payment on Current Notes Payable                     (121,799)             -
   Payment on Long-Term Debt                                   -        (77,748)
                                                   --------------  -------------
     Net Cash (Used) by Financing Activities       $    (121,799)  $    (77,748)
                                                   --------------  -------------
     Increase (Decrease) in Cash & Cash Equivalents     (136,823)       458,274

     Cash & Cash Equivalents at Beginning of Period      260,494        189,092
                                                   --------------  -------------
     Cash & Cash Equivalents at End of Period      $     123,671   $    647,366
                                                   ==============  =============

Disclosures from Operating Activities:
    Interest Expense                               $      13,070   $     31,009
    Taxes                                          $          -    $         -



  See accompanying summary of accounting principles and notes to consolidated financial statements.

                 GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


NOTE 1 - GENERAL

The Company was incorporated on July 10, 1997, in Colorado as Masadi Resources, Inc. On February 10, 1998, the name was changed to International Beverage Corporation. On August 27, 1998, International Beverage Corporation merged with Global Entertainment Holdings/Equities, Inc., and subsequently the surviving corporation became known as Global Entertainment Holdings/Equities, Inc.

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


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements and notes thereto included in the Form 10KSB, as amended, for the year ended December 31, 2002.

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

Certain reclassifications were made to the quarter ended March 31, 2002, financial statements in order to conform to the 2003 presentation.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are not directly involved in internet gaming. However, the Company has entered into royalty agreements with licensees who are involved in internet gaming. Some governmental jurisdictions have adopted or are in the process of reviewing legislation to regulate or prohibit internet gaming. The uncertainty surrounding the regulation or prohibition of internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.


NOTE 4 - ECONOMIC DEPENDENCE

Two licensees accounted for 81.7% of consolidated net revenues for the three month period ending March 31, 2003. In the corresponding period of fiscal year 2002, 89.7% of consolidated revenues were accounted for by these two licensees. The loss of one or both of these licensees would have a detrimental effect on operating results.

NOTE 5 - SEGMENT INFORMATION

The Company groups its business into two geographic segments; The United States of America and Curacao, Netherlands Antilles.


                                                          Software
                                         Management      Development
                                        and Marketing    (Netherlands
                                        Services (USA)     Antilles)          Total
                                        --------------   ------------      -----------

March 31, 2003

     Revenues                           $         -       $ 1,338,185      $ 1,338,185
     Operating Income(Loss)                (475,809)          229,255         (246,554)
     Total Assets                           212,440         3,622,098        3,834,538
     Depreciation and Amortization           10,160           268,870          279,030

 March 31, 2002

     Revenues                           $     9,700       $ 1,422,535      $ 1,432,235
     Operating Income(Loss)                (307,114)          300,653           (6,461)
     Total Assets                           193,154         3,920,315        4,113,469
     Depreciation and Amortization           11,536           282,024          293,560

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


As used herein, the term "Company," "we," "our," and "us" refers to Global Entertainment Holdings/Equities, Inc., and its subsidiaries and predecessors, unless otherwise indicated.

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

Business Overview
-----------------

We are in the business of providing entertainment based software and services. Our licensees depend upon our software to improve their success in the online gaming industry through effective management of the activities on their websites and player ease of use and enjoyment. Our services are technology based only. We do not engage in any gaming or wagering activity.

We generate our operating revenues exclusively from Interactive Gaming and Wagering, N.V., ("IGW") our wholly owned subsidiary, a Netherlands Antilles corporation. IGW is engaged in the development, licensing and hosting of proprietary Internet and telephony based gaming software. Other services offered to licensees include custom software development and professional services. IGW derives its revenues from licensing fees, software royalties and consulting services.

Prevail Online, Inc., ("Prevail") our wholly owned subsidiary, a Colorado corporation, provides information about the online gaming industry through four website locations. During the three months ended March 31, 2003, Prevail had no revenues. Subsequent to March 31, 2003, we reached a tentative agreement with a third party to sell the websites owned by Prevail in exchange for that party's release of Prevail's debt. It is anticipated that following the sale of those websites, management will re-evaluate Prevail's activities.

We have created a suite of gaming software products to offer our licensees better risk management, ease of use and a back office product that simplifies player and gaming oversight. Our software offers a fully automated online entertainment experience for the licensee's player. Our online Sportsbook, Horsebook and Casino software systems are complemented by the player Loyalty software, the Webmaster Affiliate software and the Call Center software. All software products are integrated, enabling players to access all of an operator's affiliated websites seamlessly, using a single account. This integrated feature results in higher revenues for our licensees, as a result of giving players easier access to a larger variety of activities.

During this reporting period, we have placed greater emphasis on enhancing the reliability of our existing product suite, primarily addressing concerns and requested modifications to our products by our licensees. New development has taken a back seat to the above focus until management feels that our licensees' expectations and needs are met. It is anticipated that in the third quarter of this fiscal year we will resume development of new products. This re-prioritization resulted in reduced resources employed in new products and version releases and shifted to maintenance and enhancement of our existing software products. Costs incurred in maintenance and enhancements are expensed as incurred, whereas new products and releases are capitalized and amortized over three years. The reduced capitalization has contributed to higher current period expenses which significantly impacted our loss from operations.


Outlook
-------

Revenues for 2003 are expected to be lower than 2002 levels, particularly for the second and third quarters of this fiscal year. The anticipated decline in revenue is attributable to various factors. The primary reason results from the discontinuation of our Marketing Services activities and the transfer of the four websites out of our Prevail subsidiary. Neither Marketing Services nor Prevail were not profitable in 2002. Additionally, our revenues are seasonal. Historically, the second and third quarters have been lower revenue periods in comparison to the first and fourth quarters. The market conditions for our licensee's in the online gaming industry are not as attractive as they have been historically. Specifically, online gamers who seek entertainment at our licensees' websites have a more difficult situation in depositing funds today. This voluntary constriction on Ecommerce invariably decreases the amount of revenue produced by our licensees and is a significant factor in our diminished growth for 2003; moreover, there is a possibility that anti-online gaming Ecommerce legislation may pass in 2003 in the US Congress which could further curtail revenue. Finally, under an agreement negotiated in January, 2002, with one of our major licensees, our royalty rate is subject to a reduction which will occur in 2003. Management has taken steps to reduce costs, consolidate operations and adjust activities to coincide with anticipated revenue levels. It is not anticipated that these factors will influence our long term liquidity.

On February 19, 2003, we executed a lease for 7,074 square feet of office space in Miami, Florida. We anticipate occupying this space as our corporate headquarters in July, 2003. We have made arrangements to sublease our current executive offices in Miami, Florida. The new offices will house our executive and administrative personnel, client support services and software development activities. We anticipate considerable long term cost savings by consolidating these activities into the Miami offices. In the short-term however, wages and salaries should be higher than normal given the required redundancies in the anticipated moves.

Results of Operations
---------------------

Revenues for the three months ending March 31, 2003 and 2002 were composed of the following elements:

                                        2003         2002
                                     ----------   ----------
           Royalty Income            $1,203,343   $1,115,111
           License Fees                  33,250        7,500
           Bandwidth Services            66,711       88,364
           Other Revenue                 35,220      221,260
                                     ----------   ----------
                Total                $1,338,524   $1,432,235

Royalty income increased eight percent to $1,203,343 from $1,115,111 for the three months ending March 31, 2003 compared to 2002. The decrease in Other Revenue represents the discontinuation of Marketing Services.

Cost of sales increased from 56 percent of sales for the three months ended March 31, 2002, to 61 percent for the three months ended March 31, 2003. The increase was primarily due to higher amortization of proprietary software costs and greater software maintenance expense. Marketing Services were discontinued in the current reporting period, which accounts for the decrease in this cost. The following amounts composed cost of sales for each period:

                                             03/31/03       03/31/02
                                             --------         ----
Amortization of Proprietary Software       $  166,588     $  108,197
Bandwidth                                     117,548         93,461
Software support and maintenance              186,498         99,292
Salaries                                      328,633        325,978
Marketing Services                                468        171,948
Sponsorship Projects                           15,558          2,456
                                           ----------     ----------
    Total                                  $  815,293     $  801,332

Expenses increased $174,029 from $595,417 for the three months ended March 31, 2002, to $769,446 for the three months ended March 31, 2003. This increase was generated from the increased costs in Professional fees, Advertising and Wage expenses. Professional fees increased as a result of legal and accounting services connected with the complaint we have filed against a former officer and shareholder, as further described in Part II, Item 1, Legal Proceedings. Advertising increased $28,572 primarily as the cost of producing a television ad for promotion in Europe of our software products. Wages and Salaries increased $153,294 as a result of increased employment levels in the three months ended March 31, 2003 as compared to the same period ending March 31, 2002. The following table represents the number of personnel employed in all departments, for the respective periods:

                                                 2003            2002
                                                 ----            ----
                January                           47              36
                February                          47              38
                March                             45              41

Interest expense decreased $17,939 to $13,070 from $31,009 for the three months ending March 31, 2003 compared to 2002. The lower interest expense is due to the principal payments made on notes payable during the year 2002.

Interest income increased from $820 to $18,684 for the three months ended March 31, 2003 compared to 2002. The interest income was earned on the conversion of an account receivable to an interest bearing note receivable during 2002.

The net loss incurred for the three months ending March 31, 2003 of $240,940 compared to the net loss for the three months ending March 31, 2002 of $15,480 can be summarized as attributable to the increased Professional Fees of $96,791 and increased wages of $153,294.


Liquidity and Capital Resources
-------------------------------

We do not have any material commitments for capital expenditures. However, we are planning to move our corporate headquarters and our data center during the second and third quarter of this fiscal year. These moves will incur expenditures in capital assets and costs of relocation of about $250,000. We anticipate funding these costs through a combination of current operating cash flow and external financing, possibly including debt and/or equity.

Our principal source of short term liquidity is from operating cash flow. A substantial decrease in revenues could impact the funds from operating cash flow and jeopardize our ability to meet current obligations. We do not have a credit line or any alternative means of short term funding. Management is taking steps to correct this situation.

During the current fiscal year ending December 31, 2003, $479,515 of notes payable will be due for payment. Of this amount, we have already paid $121,799 in the quarter ended March 31, 2003. We anticipate satisfying the balance of this debt from collections on the notes receivable of $813,188.

Our cash position at March 31, 2003 was substantially lower than our position at March 31, 2002. The cash position at March 31, 2002, of $647f,366 compared to $123,671 at March 31, 2003, represented the collection of several months of receivables due from a licensee.

Net cash provided from operating activities was $798,845 for the three months ended March 31, 2002 as compared to $215,480 for the three months ended March 31, 2003. The primary source of cash from operations in the current period was derived from collections on notes receivable, whereas for the same period in 2002 the primary source was from collections on fees receivable as previously discussed.

Net cash used in investing activities in the amount of $230,504 and $262,823 for the three months ended March 31, 2003 and 2002, respectively, represented primarily the purchase of fixed assets and the capitalization of software development costs in both periods.

The following table summarizes the Company's contractual payments and obligations by period (amounts in thousands):


Contractual Obligations                                  Payment Due by Period
                                                Less Than                                After
                                       Total     1 year     1-3 years    4 - 5 years    5 years
                                       -----     ------     ---------    -----------    -------

Operating Leases                          873        246          341            286          -
Total Contractual Cash Obligations   $    873   $    246      $   341     $      286    $     -

Amounts presented represent real estate leases without offset for anticipated sub lease of the executive offices located in Miami, Florida.

Critical Accounting Policies and Estimates
------------------------------------------

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report filed in form 10-KSB for the year ended December 31, 2002. The accounting policies used in preparing our interim 2003 consolidated financial statements are the same as those described in our annual report.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of our consolidated financial statements, although they are not all inclusive.

Revenue Recognition. We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position
(SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the

Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." We license software under non-cancelable royalty agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting and training services are not essential to the functionality of our software products.

Software Development Costs. Software development costs are expensed as incurred until technological feasibility is established. Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their three year estimated useful lives. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our licensees to make required payments. If the financial condition of our licensees were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required or revenue could be deferred until collectibility becomes probable.

Contingencies. We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.


ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this quarterly report, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on this evaluation, the Chief Executive Officer and Chief Financial Officer determined that such controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls that could significantly affect the disclosure controls and procedures since the date of the evaluation.

                         PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

See Item 3 of Part II of Form 10-KSB for the year ended December 31, 2002. There are no new developments related to this previously reported item.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES.

None

ITEM 4.     SUBMISSIONOF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.     OTHER INFORMATION.

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. Exhibit Index on page following Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


(b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

            Form 8-K dated March 7, 2003 reporting:
               Item 5, Other Events -

                  Disclosure of a letter mailed to all of the Company's Shareholders of record outlining the history and background of the Company along with a memorandum addressing the issues relating to a dispute with Steven Abboud, shareholder and former officer.

                  There were no financial statements filed with this Form 8-K

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

Date:  May 14, 2003

Global Entertainment Holdings/Equities, Inc.

/s/ Bryan P. Abboud
--------------------
Bryan P. Abboud
President, Chief Executive Officer
and Director (Principal Executive Officer)


/s/ Clinton H. Snyder
---------------------
Clinton H. Snyder
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Bryan P. Abboud, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global Entertainment Holdings/Equities, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 14, 2003

/s/ Bryan P. Abboud
--------------------
Bryan P. Abboud
President, Chief Executive Officer

CERTIFICATIONS

I, Clinton H. Snyder, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global Entertainment Holdings/Equities, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Clinton H. Snyder
---------------------
Clinton H. Snyder
Chief Financial Officer

                              INDEX TO EXHIBITS

Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT     PAGE
NO.         NO.         DESCRIPTION

3.1         *           Articles of Incorporation

3.2         *           Bylaws


99.1                    Certification of CEO Pursuant to Section 906 of
                        Sarbanes-Oxley Act of 2002

99.2                    Certification of CFO Pursuant to Section 906 of
                        Sarbanes-Oxley Act of 2002