Form 10QSB
period 2003-06-30
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2003-08-15
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

               703 Waterford Way, Suite 690, Miami, Florida 33126
            -------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


            501 Brickell Key Drive, Suite 603, Miami, Florida 33131
            -------------------------------------------------------
           (Former Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (305) 374-2036
                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 11, 2003, there were 10,560,296 outstanding shares of the issuer's common stock, par value $0.001.

                                      INDEX

                                                                        Page No.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - June 30, 2003 (Unaudited)
           And December 31, 2002...............................................3

         Consolidated Unaudited Statements of Operations - For the Three
           and Six Months Ended June 30, 2003 and June 30, 2002................4

         Consolidated Unaudited Statements of Cash Flows - For the Three
           and Six Months Ended June 30, 2003 and June 30, 2002................5

         Notes to Consolidated Unaudited Financial Statements..................6



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............8

ITEM 3.  CONTROLS AND PROCEDURES..............................................11


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................13

ITEM 7.  SIGNATURES...........................................................14

CERTIFICATIONS......................................Filed as Exhibits 31 and 32

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.


           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets


                                              As of June 30,   As of December 31
                                                    2003              2002
                                                (unaudited)      (see Note 1)
                                               ---------------  ----------------

                                   A S S E T S

Current Assets:
    Cash                                       $     166,321    $       260,494
    Accounts receivable, net of
      allowance for doubtful accounts                354,345            749,486
    Notes receivable                                 578,779          1,019,343
    Other receivables                                 14,160             16,031
    Prepaid expenses                                  81,752             84,588
                                              ---------------  -----------------
        Total Current Assets                       1,195,357          2,129,942

Property & Equipment
    Office Improvements                               38,833             33,297
    Computer Equipment                             1,994,982          1,846,739
    Furniture & Fixtures                             278,797            226,480
    Other                                            216,233            201,799
                                              ---------------  -----------------
                                                   2,528,845          2,308,315
    Less accumulated depreciation                 (1,541,544)        (1,324,234)
                                              ---------------  -----------------
        Total Property & Equipment                   987,301            984,081


Other Assets
    Software developed for licensing, net            990,128          1,148,063
    Other assets                                      67,208             60,866
                                              ---------------  -----------------
        Total Other Assets                         1,057,336          1,208,929
                                              ---------------  -----------------
        Total Assets                           $   3,239,994    $     4,322,952
                                              ===============  =================


                        LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses            520,256            692,515
    Current Portion of Notes Payable                 300,269            479,515
    Deferred revenue                                  14,274            129,242
    Income Taxes Payable                              93,143             84,802
                                              ---------------  -----------------
        Total Current Liabilities              $     927,941    $     1,386,074
                                              ---------------  -----------------

Long-term debt                                        16,644                 -

Contingencies                                             -                  -


Stockholders' Equity
    Preferred Stock, 25,000,000 Shares Authorized,
        None Issued                                       -                  -
    Common Stock, 100,000,000 Shares Authorized       10,561             10,376
        Par Value of $.001; 10,560,296 &
        10,375,776 Shares Issued and
        Outstanding Respectively
    Paid in Capital                                3,256,819          3,228,899
    Retained Earnings(Deficit)                      (524,671)           144,903
    Treasury Stock, at Cost                         (447,300)          (447,300)
                                              ---------------  -----------------
        Net Stockholders' Equity                   2,295,409          2,936,878
                                              ---------------  -----------------
        Total Liabilities and
              Stockholders' Equity             $   3,239,994    $     4,322,952
                                              ===============  =================



  See accompanying summary of accounting principles and notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                             For the Three Months Ended      For the Six Months Ended
                                                       June 30                       June 30
                                             --------------------------     --------------------------
                                                 2003          2002             2003          2002
                                             ------------   -----------     ------------   -----------
Total Revenues                               $   975,486   $ 1,159,863      $ 2,313,671   $ 2,592,098

Cost of Sales                                    783,773       818,924        1,577,128     1,613,195
                                             ------------  ------------     ------------  ------------

          Gross Profit                           191,713       340,939          736,543       978,903

Expenses
    Uncollectible Fees Written Off                     -        40,270                -        76,074
    Depreciation & Amortization                  111,241       198,740          223,595       384,103
    Rents                                         40,162        41,691           81,871        83,684
    Professional Fees                            101,652        89,538          247,783       138,879
    Financial & Investor Relations                10,348             -           25,646             -
    Administrative Expenses                       46,571       131,016          153,154       211,087
    Advertising                                   28,360        45,860           95,822       128,985
    Wages and Salaries                           276,640       127,987          578,400       261,886
                                             ------------  ------------     ------------  ------------
          Total Expenses                     $   614,974  $    675,102      $ 1,406,271  $  1,284,698
                                             ------------  ------------     ------------  ------------
(Loss) from Operations                          (423,261)     (334,163)        (669,728)     (305,795)

Other Income(Expenses)
    Interest(Expense)                             (6,966)      (20,532)         (20,036)      (51,538)
    Interest Income                                9,934           353           28,680         1,173
                                             ------------  ------------     ------------  ------------
          Total Other Income (Expenses)            2,968       (20,179)           8,644       (50,365)
                                             ------------  ------------     ------------  ------------

    Loss Before Taxes                           (420,293)     (354,342)        (661,084)     (356,160)

    Provisions for Income Tax                     (8,341)       (1,624)          (8,490)      (15,281)
                                             ------------  ------------     ------------  ------------
          Net Loss                           $  (428,634)  $  (355,966)     $  (669,574)  $  (371,441)
                                             ============  ============     ============  ============

    Basic and Diluted Earnings Per Share     $     (0.04)  $     (0.03)     $     (0.06)  $     (0.03)


    Weighted Average Shares                   10,560,296     10,375,776      10,480,672     10,375,776



  See accompanying summary of accounting principles and notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                            Statements of Cash Flows
                                   (Unaudited)

                                                     For the Six Months Ended
                                                              June 30
                                                   -----------------------------
                                                        2003            2002
                                                   --------------  -------------

Cash Flows from Operating Activities
    Net Loss                                       $    (669,574)  $   (371,441)

    Adjustments to Reconcile Net (Loss) to
       Net Cash Provided by Operating Activities:
         Depreciation and Amortization                   562,357        614,242
         Uncollectible Fees Written Off                       -          66,574
         Stock Issued for Services                        28,105          2,656
    Change in Operating Assets  & Liabilities
       Decrease in Fees Receivable                       395,142        300,788
       (Increase) Decrease in Prepaid Expenses             2,835        (58,346)
       (Increase) in Security Deposits                    (5,577)       (12,890)
       Decrease in Other Receivables                       1,872         20,097
       Decrease in Notes Receivable                      440,565          1,268
       Increase (Decrease) in Accounts Payable          (181,613)        67,196
       Increase in Accrued Expenses                       17,694          8,299
       Increase (Decrease) in Deferred Revenue          (114,968)       106,614
       Other                                                   -         17,356
                                                   --------------  -------------
         Net Cash Provided by
             Operating Activities                  $     476,838   $    762,413
                                                   --------------  -------------
Cash Flows from Investing Activities
    Purchase of equipment and software                  (220,529)      (295,276)
    Development of software                             (187,880)      (315,454)
    Receipts on long term note receivable                      -        300,000
                                                   --------------  -------------

         Net Cash Used in Investing Activities     $    (408,409)  $   (310,730)
                                                   --------------  -------------
Cash Flows from Financing Activities
   Repayment of Current Notes Payable                   (179,246)       (44,852)
   Repayment of Long-Term Debt                                 -       (365,404)
   Increase in Long-Term Debt                             16,644              -
                                                   --------------  -------------
Net Cash (Used) by Financing Activities            $    (162,602)  $   (410,256)
                                                   --------------  -------------
Increase (Decrease) in Cash & Cash Equivalents           (94,173)        41,427

     Cash at Beginning of Period                         260,494        189,091
                                                   --------------  -------------
     Cash at End of Period                         $     166,321   $    230,518
                                                   ==============  =============

Disclosures from Operating Activities:
    Interest Expense Paid                          $      20,036   $     51,538
    Taxes Paid                                     $          -    $         -


  See accompanying summary of accounting principles and notes to consolidated financial statements.

                 GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

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

Principles of Consolidation

The Company currently has two wholly owned subsidiaries; IGW Software, Inc.,
(IGW), a Netherlands Antilles Corporation in Curacao, Netherlands Antilles, and Prevail Online, Inc., (Prevail), a Colorado Corporation. IGW is engaged in the conception and creation of computer software programs for the gaming and wagering industry. Prevail was purchased in August of 1999 and it was engaged in the creation and operation of websites. The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements and notes included in Form 10-KSB, as amended, for the year ended December 31, 2002.

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

Certain reclassifications were made to the period ended June 30, 2002, financial statements, in order to conform to the 2003 presentation.

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

NOTE 4  ECONOMIC DEPENDENCE

Two licensees accounted for 76.2% of consolidated net revenues for the six month period ending June 30, 2003. In the corresponding period of fiscal year 2002, 85.2% of consolidated revenues were accounted for by these two licensees. The loss of one or both of these licensees would have a detrimental effect on operating results.

NOTE 5  SEGMENT INFORMATION

The Company groups its business into two geographic segments; The United States of
America and Curacao, Netherlands Antilles.

                                                          Software
                                         Management      Development
                                        and Marketing    (Netherlands
                                        Services (USA)     Antilles)          Total
                                        --------------   ------------      -----------
Six Months Ended June 30, 2003
     Revenues                           $         -       $ 2,313,671      $ 2,313,671
     Operating Income(Loss)                (953,162)          283,435         (669,728)
     Total Assets                           279,614         2,960,378        3,239,992
     Depreciation and Amortization           18,764           543,593          562,357

Six Months Ended June 30, 2002

     Revenues                           $     1,853       $ 2,590,245      $ 2,592,098
     Operating Income(Loss)                (615,306)          309,511         (305,795)
     Total Assets                           487,520         3,262,637        3,750,157
     Depreciation and Amortization           23,486           590,755          614,242

NOTE 6  STOCK OPTIONS

There were no stock options issued during the six months ended June 30, 2003 and 2002.

NOTE 7  RELATED PARTY DEBT

Of the total $300,269 current portion of notes payable, $90,000 is due to a relative of the company's President and Chief Executive Officer.

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

Prevail Online, Inc., ("Prevail") our wholly owned subsidiary, a Colorado corporation, provided information about the online gaming industry through four website locations. During the six months ended June 30, 2003, Prevail had no revenues from advertising activities. On May 16, 2003, we transferred the websites owned by Prevail in exchange for the buyer's release of Prevail's obligation under a prepaid advertising contract to the buyer. The pre-payment totaled $21,000 and is included as an offset to administrative expenses associated with the disposition costs of those assets. Management is currently re-evaluating Prevail's business activities.

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

During this reporting period, we have placed greater emphasis on enhancing the reliability of our existing product suite, primarily addressing concerns and requested modifications to our products by our licensees. New development has taken a back seat to the above focus until management feels that our licensees' expectations and needs are met. We have completed our licensees requests and have resumed development of new products in June, 2003. Additionally, we have entered into an agreement with a software provider to co-market their casino products. This re-prioritization resulted in reduced resources employed in new products and version releases and shifted to maintenance and enhancement of our existing software products. Costs incurred in maintenance and enhancements are expensed as incurred, whereas new products and releases are capitalized and amortized over three years. The reduced capitalization has contributed to higher current period expenses which significantly impacted our loss from operations.

Outlook
-------

Overall revenues for 2003 are expected to be significantly lower than 2002 levels. The anticipated decline in revenue is attributable to various factors. The primary reason results from the discontinuation of our Marketing Services activities and the transfer of the four websites out of our Prevail subsidiary. In 2002, Marketing Services and Prevail were not profitable, although together they generated $835,151 in revenue during 2002. Additionally, our revenues are seasonal. Historically, the second and third quarters have been lower revenue periods in comparison to the first and fourth quarters. The market conditions for our licensee's in the online gaming industry are not as attractive as they have been historically. Specifically, online gamers who seek entertainment at our licensees' websites have a more difficult situation in depositing funds today. This constriction on Ecommerce invariably decreases the amount of revenue produced by our licensees and is a significant factor in our diminished growth for 2003; moreover, there is a possibility that anti-online gaming Ecommerce legislation may pass in 2003 which could further curtail revenue. Finally, under an agreement negotiated in 2002, with one of our major licensees, our royalty rate is subject to a reduction that will occur in 2003. Management has taken steps to reduce costs, consolidate operations and adjust activities to coincide with anticipated revenue levels. It is not anticipated that these factors will influence our liquidity.

On February 19, 2003, we executed a lease for 7,074 square feet of office space in Miami, Florida. We completed occupying this space as our corporate headquarters in July, 2003. We have made arrangements to sublease our current executive offices in Miami, Florida, under which our lease obligation continues until December, 2004. The new offices will house our executive and administrative personnel, client support services and software development activities. We anticipate considerable long term cost savings by consolidating these activities from our Curacao offices into the Miami office. In the short-term however, wages and salaries should be higher than normal given the required redundancies in the anticipated moves. The sublease of our current offices will result in an estimated $33,000 loss over the remaining term of the existing lease.

Results of Operations
---------------------

Revenues for the six months ending June 30, 2003 and 2002 were composed of the following elements:

                                        2003         2002
                                     ----------   ----------
           Royalty Income            $2,012,896   $1,970,752
           License Fees                  72,500       95,000
           Bandwidth Services           173,877      170,180
           Other Revenue                 54,398      356,166
                                     ----------   ----------
                Total                $2,313,671   $2,592,098

Royalty income increased two percent to $2,012,896 from $1,970,752 for the six months ending June 30, 2003 compared to 2002. The decrease in Other Revenue represents the discontinuation of Marketing Services.

Cost of sales increased nine percent from seventy one percent of sales for the three months ended June 30, 2002, to eighty percent for the three months ended June,30 2003. For the six months ended June 30, 2002 compared to the same period in 2003, the increase was six percent. The increase was primarily due to activities of the marketing services business and higher amortization of software development costs. Additionally, software support costs in the first quarter of this fiscal year were higher than the same period in 2002, as a result of less development efforts coupled with more effort in product enhancements. Bandwidth costs were substantially lower in the three month period ended June 30, 2003 compared to the same time frame in 2002, due to a renegotiation with our principal supplier to adjust the billing amount to our seasonal income periods. The following amounts compose cost of sales for each period:

                                Three months ended 6/30    Six months ended 6/30
                                    2003       2002           2003       2002
                                  -----------------------   --------------------
Amortization of
  Proprietary Software           $ 172,174   $121,942     $ 338,762   $  230,139
Bandwidth                           58,539     91,640       176,168      185,101
Software support and maintenance   170,574    110,248       357,072      209,540
Salaries                           376,268    323,912       683,013      642,828
Marketing Services                       -    168,883        21,645      340,831
Sponsorship Projects                 6,219      2,299           468        4,756
                                 ---------   --------     ---------     --------
    Total                        $ 783,774   $818,924    $1,577,128   $1,613,195

Expenses increased $121,573 for the six months ended June 30, 2003 compared to 2002. This increase was generated from the increased costs in Professional fees and Wage expenses. Professional fees increased as a result of legal and accounting services connected with the complaint we have filed against a former officer and shareholder, as further described in Part II, Item 1, Legal Proceedings in our report for the period ended March 31, 2003. Wages and Salaries increased $316,514 for the six months ended June 30, 2003 as a result of increased employment levels in the sales, administrative and technical operations. The following table represents the number of personnel employed in all departments, for the respective periods:

                                         2003        2002
                                         ----        ----
                January                   46          36
                February                  45          38
                March                     43          41
                April                     43          40
                May                       39          40
                June                      36          43

Expenses for the three months ended June 30, 2003 compared to June 30, 2002, decreased $60,128, primarily due to lower administrative expenses and the absence of bad debt writeoffs.

Interest expense decreased $13,566 to $6,966 from $20,532 for the three months ending June 30, 2003 compared to 2002, and $31,502, to $20,036 from $51,538 for the six months ending June 30, 2003 compared to 2002. The lower interest expense is due to the principal payments made on notes payable during the year 2002 and the six months ending June 30, 2003.

Interest income increased to $9,934 from $353 for the three months ended June 30, 2003 compared to 2002 and to $28,680 from $1,173 for the six months ending June 30, 2003 versus 2002. The $9,581 and $27,507 increases for those respective periods was earned on the conversion of an account receivable to an interest bearing note receivable during 2002.

The increase in net loss incurred for the three months ending June 30, 2003 of $72,668, compared to the net loss for the three months ending June 30, 2002 and the increase in net loss of $298,133 for the six months ending June 30, 2003 compared to 2002, can be attributed to increased wage and salary expense. This increase in wage and salary expense resulted from lower software capitalization during these periods due to management's decision to focus resources on stabilization and improved reliability of our software products in lieu of new product development.

Liquidity and Capital Resources
-------------------------------

We do not have any material commitments for capital expenditures. However, we are committed to moving our corporate headquarters and our data center in July, 2003. These moves will incur expenditures in capital assets and costs of relocation. We anticipate the impact to cash flow, expenses and assets as follows:

        Direct moving expenses incurred          $ 36,700
        Deposits required by landlords             85,000
        New equipment purchases                   303,625

We anticipate funding these costs through a combination of current operating cash flow and external financing, such as short term leases and demand notes. In the event we are unable to obtain the required financing, arrangements will be made with the vendors to extend payment terms to coincide with current operating cash flow.

We have been advised by a licensee, that a recalculation of prior royalties may occur in the third or fourth quarter of this year. This is as a result of certain defalcations occurring to their activities under which they believe there exists a claim to adjust our previously earned royalties. Because management believes the licensee is not entitled to recalculate previous royalties, under the circumstances described by the licensee, and the amount of the loss cannot be determined at this time, no provision has been recorded to reflect such an adjustment.

Our principal source of short term liquidity is operating cash flow. A substantial decrease in revenues could impact the funds from operating cash flow and jeopardize our ability to meet current obligations. We do not have a credit line or any alternative means of short term funding. Management is taking steps to correct this situation.

During the current fiscal year ending December 31, 2003, $395,864 of notes payable will be due for payment. Of this amount, we have already paid $229,246 during the six months ended June 30, 2003. We anticipate satisfying the balance of this debt from collections on the notes receivable of $578,779.

Net cash provided from operating activities was $476,838 for the six months ended June 30, 2003 as compared to $762,413 for the six months ended June 30, 2002. The primary source of cash from operations in the current period was derived from collections on notes receivable, whereas for the same period in 2002 the primary source was collections on fees receivable as previously discussed.

Net cash used in investing activities in the amount of $408,409 and $310,730 for the six months ended June 30, 2003 and 2002, respectively, represented primarily the purchase of fixed assets and the capitalization of software development costs in both periods.

The following table summarizes the Company's contractual payments and obligations by period (amounts in thousands):


Contractual Obligations                                  Payment Due by Period
                                                Less Than                                After
                                       Total     1 year     1-3 years    4 - 5 years    5 years
                                       -----     ------     ---------    -----------    -------
Operating Leases                        1,716        304        1,126            286          -
Total Contractual Cash Obligations   $  1,716   $    304      $ 1,126     $      286    $     -

Amounts presented represent real estate leases without offset for anticipated sub lease of the former executive offices located in Miami, Florida.

Critical Accounting Policies and Estimates
------------------------------------------

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report filed on form 10-KSB for the year ended December 31, 2002. The accounting policies used in preparing our interim 2003 consolidated financial statements are the same as those described in our annual report.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of our consolidated financial statements, although they are not all inclusive.

Revenue Recognition. We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position
(SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." We license software under non-cancelable royalty agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting and training services are not essential to the functionality of our software products

Software Development Costs. Software development costs are expensed as incurred until technological feasibility is established. Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their three year estimated useful lives. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

 (a) The following exhibits are included herewith:

  EXHIBIT NO.                            DOCUMENT
  -----------                            --------
  Exhibit 31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

  Exhibit 31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

  Exhibit 32.1 Certification of Periodic Report by the Chief Executive Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002,
                   18 U.S.C. Section 1350

  Exhibit 32.2 Certification of Periodic Report by the Chief Financial Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and
                   Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                   Section 1350

(b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

         Form 8-K dated May 13, 2003 reporting:

         Item 5, Other Events - Disclosure of the Board of Directors resolution adopting the Certificate of Designation for Series A Preferred Stock. Additionally, the Board granted the Company's chief executive officer and Director, preferred share purchase rights by amendment to an employment agreement.

         There were no financial statements filed with this Form 8-K

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

Date:  August 14, 2003

Global Entertainment Holdings/Equities, Inc.

/s/ Bryan P. Abboud
--------------------
Bryan P. Abboud
President, Chief Executive Officer
and Director (Principal Executive Officer)


/s/ Clinton H. Snyder
---------------------
Clinton H. Snyder
Chief Financial Officer
(Principal Financial and Accounting Officer)