Form 10QSB
period 2003-09-30
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2003-11-14
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


|X| Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 13, 2003, there were 10,560,296 outstanding shares of the issuer's common stock, par value $0.001.

                                      INDEX

                                                                        Page No.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - September 30, 2003 (Unaudited)
           And December 31, 2002...............................................3

         Consolidated Unaudited Statements of Operations - For the
           Nine Months Ended September 30, 2003
           and September 30, 2002..............................................4

         Consolidated Unaudited Statements of Cash Flows - For the Three
           and and Nine Months Ended September 30, 2003
           and September 30, 2002..............................................5

         Notes to Consolidated Unaudited Financial Statements..................6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............10

ITEM 3.  CONTROLS AND PROCEDURES..............................................17


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDING.....................................................18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................19

ITEM 7.  SIGNATURES...........................................................21

CERTIFICATIONS.......................................Filed as Exhibits 31 and 32

                        PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements.


           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets


                                            As of September 30,  As of December 31,
                                                    2003              2002
                                                (unaudited)      (see Note 1)
                                               ---------------  -----------------

                                   A S S E T S

Current Assets
    Cash                                       $     135,144    $       260,494
    Accounts Receivable, net of
      allowance for doubtful accounts                466,882            749,486
    Notes Receivable                                 262,702          1,019,343
    Other Receivables                                 11,604             16,031
    Prepaid Expenses                                  53,651             84,588
                                              ---------------  -----------------
        Total Current Assets                         929,983          2,129,942

Property & Equipment
    Office Improvements                               31,634             33,297
    Computer Equipment                             2,079,017          1,846,739
    Furniture & Fixtures                             255,639            226,480
    Other                                            177,398            201,799
                                              ---------------  -----------------
                                                   2,543,688          2,308,315
    Less accumulated depreciation                 (1,536,692)        (1,324,234)
                                              ---------------  -----------------
        Total Property & Equipment                 1,006,996            984,081


Other Assets
    Software Developed for Licensing, net            755,986          1,148,063
    Other Assets                                      71,282             60,866
                                              ---------------  -----------------
        Total Other Assets                           827,268          1,208,929
                                              ---------------  -----------------
        Total Assets                           $   2,764,247    $     4,322,952
                                              ===============  =================


                        LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable And Accrued Expenses      $     872,244    $       692,515
    Current Portion of Notes Payable                 274,546            479,515
    Deferred Revenue                                      -             129,242
    Income Taxes Payable                              98,143             84,802
                                              ---------------  -----------------
        Total Current Liabilities                  1,244,933          1,386,074
                                              ---------------  -----------------

Long-term debt                                       196,172                 -

Contingencies                                             -                  -


Stockholders' Equity
    Preferred Stock, 25,000,000 Shares Authorized,
        None Issued                                       -                  -
    Common Stock, 100,000,000 Shares Authorized       10,561             10,376
        Par Value of $.001; 10,560,296 and
        10,375,776 Shares Issued
    Paid in Capital                                3,256,819          3,228,899
    Retained Earnings(Deficit)                    (1,496,938)           144,903
    Treasury Stock (183,533 shares), at Cost        (447,300)          (447,300)
                                              ---------------  -----------------
        Net Stockholders' Equity                   1,323,142          2,936,878
                                              ---------------  -----------------
        Total Liabilities and
              Stockholders' Equity             $   2,764,247    $     4,322,952
                                              ===============  =================



  See accompanying summary of accounting principles and notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                             For the Three Months Ended     For the Nine Months Ended
                                                    September 30                   September 30
                                             --------------------------     --------------------------
                                                 2003          2002             2003          2002
                                             ------------   -----------     ------------   -----------


Total Revenues                               $   804,792   $ 1,462,910      $ 3,118,463   $ 4,055,009

Cost of Sales                                    740,919       777,343        2,318,048     2,390,539
                                             ------------  ------------     ------------  ------------

          Gross Profit                            63,873       685,567          800,415     1,664,470

Expenses
    Uncollectible Fees Written Off                15,400             -           15,400        76,074
    Depreciation & Amortization                  101,413        69,881          325,008       453,984
    Rents                                         78,305        41,674          158,925       125,359
    Professional Fees                            149,904       107,809          397,687       246,687
    Financial & Investor Relations                46,181        15,620           72,559        59,855
    Administrative Expenses                      160,265        41,265          313,760       251,078
    Moving and Relocation Expenses                36,103             -          259,575             -
    Advertising and Marketing                     10,405        45,020          106,227       129,770
    Wages and Salaries                           427,035       339,642          782,293       602,480
                                             ------------  ------------     ------------  ------------
          Total Expenses                     $ 1,025,011  $    660,911      $ 2,431,434  $  1,945,287
                                             ------------  ------------     ------------  ------------
Income (Loss) from Operations                   (961,138)       24,656       (1,631,019)     (280,817)

Other Income(Expenses)
    Interest(Expense)                            (18,387)      (13,365)         (38,423)      (66,187)
    Interest Income                               12,367           102           41,047         1,279
                                             ------------  ------------     ------------  ------------
          Total Other Income (Expenses)           (6,020)      (13,263)           2,624       (64,908)
                                             ------------  ------------     ------------  ------------

    Income (Loss) Before Taxes                  (967,158)       11,393       (1,628,395)     (345,725)

    Provisions for Income Tax                     (5,108)       (1,128)         (13,448)      (15,449)
                                             ------------  ------------     ------------  ------------
          Net Income (Loss)                  $  (972,266)  $    10,265      $(1,641,843)  $  (361,174)
                                             ============  ============     ============  ============

    Basic and Diluted
      Earnings (Loss) Per Share              $     (0.09)  $      0.00      $     (0.16)  $     (0.04)


    Weighted Average Shares                   10,560,296     10,375,776      10,488,228     10,375,776


  See accompanying summary of accounting principles and notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                            Statements of Cash Flows
                                   (Unaudited)

                                                     For the Nine Months Ended
                                                            September 30
                                                   -----------------------------
                                                        2003            2002
                                                   --------------  -------------

Cash Flows from Operating Activities
    Net Loss                                       $  (1,641,843)  $   (361,174)

    Adjustments to Reconcile Net (Loss) to
       Net Cash Provided by Operating Activities:
         Depreciation and Amortization                   822,861        822,606
         Uncollectible Fees Written Off                   15,400         76,074
         Stock Issued for Services                        28,105              -
         Loss on Assets Disposed                          49,778              -
     Change in Operating Assets  & Liabilities
       Decrease in Fees Receivable                       282,604        858,203
       (Increase) Decrease in Prepaid Expenses            28,818        (40,764)
        Increase in Security Deposits                    (10,416)       (18,127)
       Decrease in Other Receivables                       6,546         15,493
       (Increase) Decrease in Notes Receivable           756,642       (601,099)
       Increase (Decrease) in Accounts Payable           (56,862)        80,234
       Increase (Decrease) in Accrued Expenses           249,933         (4,542)
       Increase (Decrease) in Deferred Revenue          (129,242)        78,775
                                                   --------------  -------------
         Net Cash Provided by Operating Activities       402,324        905,679
                                                   --------------  -------------
Cash Flows from Investing Activities
    Purchase of Equipment And Software                  (406,441)      (407,295)
    Development of Software                             (112,438)      (500,502)
    Receipts on Long Term Note Receivable                      -        337,282
                                                   --------------  -------------

         Net Cash Used in Investing Activities          (518,879)      (570,515)
                                                   --------------  -------------
Cash Flows from Financing Activities
   Repayment of Current Notes Payable                   (196,710)             -
   Repayment of Long-Term Debt                                 -       (520,651)
   Proceeds from Long-Term Debt                          198,000              -
   Other                                                 (10,085)        11,677
                                                   --------------  -------------
Net Cash Used in Financing Activities                     (8,795)      (508,974)
                                                   --------------  -------------
Decrease in Cash & Cash Equivalents                     (125,350)      (173,810)
     Cash at Beginning of Period                         260,494        189,091
                                                   --------------  -------------
     Cash at End of Period                         $     135,144   $     15,281
                                                   ==============  =============

Supplemental Disclosures of Cash Flow Information
    Interest Expense Paid                          $      31,940   $     64,908
    Taxes Paid                                     $          -    $         -


  See accompanying summary of accounting principles and notes to consolidated financial statements.

                 GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

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

Principles of Consolidation

The Company currently has two wholly owned subsidiaries; IGW Software, Inc.,(formerly Interactive Gaming and Wagering, N.V.), ("IGW"), a Netherlands Antilles Corporation in Curacao, Netherlands Antilles, and Prevail Online, Inc., ("Prevail"), a Colorado Corporation. IGW is engaged in the conception and creation of computer software programs for the gaming and wagering industry. Prevail was purchased in August of 1999 and it was engaged in the creation and operation of websites. The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements and notes included in Form 10-KSB, as amended, for the year ended December 31, 2002.

Cash includes a certificate of deposit in the amount of $50,000 which is pledged as security for a standby letter of credit.

Certain reclassifications were made to the period ended September 30, 2002, financial statements, in order to conform to the 2003 presentation.

Recent accounting pronouncements

The financial Accounting Standards Board recently issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging" and SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." Management does not expect these pronouncements to have a material impact on the Company's consolidated financial position or results of operation.


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

On July 1, 2003, we provided an irrevocable standby letter of credit to Teachers Insurance and Annuity Association of America in fulfillment of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to $48,253.52. The standby letter of credit automatically renews each anniversary, but not beyond May 1, 2008. The Standby letter of credit is secured by a certificate of deposit in the amount of $50,000, bearing interest at 0.75% per year.

NOTE 4  ECONOMIC DEPENDENCE

Two licensees accounted for 85.6% of consolidated net revenues for the nine months ended September 30, 2003. In the corresponding period of fiscal year 2002, 81.8% of consolidated revenues were accounted for by these two licensees. The loss of one or both of these licensees would have a detrimental effect on operating results.

NOTE 5  SEGMENT INFORMATION

The Company groups its business into two geographic segments; The United States of America and Curacao, Netherlands Antilles.

                                                          Software
                                         Management      Development
                                        and Marketing    (Netherlands
                                        Services (USA)     Antilles)          Total
                                        --------------   ------------      -----------

Nine Months Ended September 30, 2003
     Revenues                           $         -       $ 3,118,463      $ 3,118,463
     Operating Income(Loss)              (1,768,593)          126,750       (1,641,843)
     Total Assets                           433,353         2,330,893        2,764,246
     Depreciation and Amortization*          28,020           794,841          822,861

Nine Months Ended September 30, 2002
     Revenues                           $    53,450       $ 4,001,559      $ 4,055,009
     Operating Income(Loss)                (982,133)          620,959         (361,174)
     Total Assets                           106,863         3,531,262        3,638,125
     Depreciation and Amortization*         196,831           625,774          822,606


Three Months Ended September 30, 2003
     Revenues                           $         -       $   804,792      $   804,792
     Operating Income(Loss)                (815,431)         (156,935)        (972,266)
     Total Assets                           433,353         2,330,893        2,764,246
     Depreciation and Amortization*         251,248             9,256          260,504


Three Months Ended September 30, 2002
     Revenues                           $    53,450       $ 1,409,461      $ 1,462,911
     Operating Income(Loss)                (301,183)          311,448           10,265
     Total Assets                           106,863         3,531,262        3,638,125
     Depreciation and Amortization*         173,345            35,019          208,365

*includes amounts charged to cost of sales

NOTE 6  STOCK OPTIONS

There were no stock options issued during the nine months ended September 30, 2003 and 2002.

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
                                                   =========


NOTE 7  RELATED PARTY DEBT

Of the total $274,546 current portion of notes payable, $90,000 is due to a relative of the Company's President and Chief Executive Officer and $1,000 is due to the Company's President and Chief Executive Officer.

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

We generate our operating revenues exclusively from IGW Software, N.V., ("IGW") our wholly owned subsidiary, a Netherlands Antilles corporation. IGW is engaged in the development, licensing and hosting of proprietary Internet and telephone based gaming software. Other services offered to licensees include custom software development and professional services. IGW derives its revenues from licensing fees, software royalties and consulting services.

Prevail Online, Inc., ("Prevail") our wholly owned subsidiary, a Colorado corporation, provided information about the online gaming industry through four website locations. During the nine months ended September 30, 2003, Prevail had no revenues from advertising activities. On May 16, 2003, we transferred the websites owned by Prevail in exchange for the buyer's release of Prevail's obligation under a prepaid advertising contract to the buyer. The pre-payment totaled $21,000 and is included as an offset to administrative expenses associated with the disposition costs of those assets. Management is currently re-evaluating Prevail's business activities.

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

During this reporting period, we completed the program to enhance the reliability of our existing product suite, which primarily addressed concerns and requested modifications to our products by our licensees. New development had taken a back seat to the above focus until management felt that our licensees' expectations and needs were met. We have completed our licensees requests and have resumed development of new products. This re-prioritization resulted in reduced resources employed in new products and version releases and shifted to maintenance and enhancement of our existing software products. Costs incurred in maintenance and enhancements are expensed as incurred, whereas new products and releases are capitalized and amortized over three years. The reduced capitalization has contributed to higher current period expenses which significantly impacted our loss from operations.


Outlook
-------

Overall revenues for 2003 are expected to be significantly lower than 2002 levels. The anticipated decline in revenue is attributable to various factors. The primary reason results from the discontinuation of our Marketing Services activities and the transfer of the four websites out of our Prevail subsidiary. In 2002, Marketing Services and Prevail were not profitable, although together they generated $835,151 in revenue during 2002. Additionally, our revenues are seasonal. Historically, the second and third quarters have been lower revenue periods in comparison to the first and fourth quarters. The market conditions for our licensee's in the online gaming industry are not as attractive as they have been historically. Specifically, online gamers who seek entertainment at our licensees' websites have a more difficult situation in depositing funds today. This constriction on Ecommerce invariably decreases the amount of revenue produced by our licensees and is a significant factor in our diminished growth for 2003; moreover, there is a possibility that anti-online gaming Ecommerce legislation may pass in 2003 or in 2004 which could further curtail revenue. Finally, under an agreement negotiated in 2002 with one of our major licensees, our royalty rate was subject to a reduction that occurred in July 2003. Management has taken steps to reduce costs, consolidate operations and adjust activities to coincide with anticipated revenue levels. It is not anticipated that these factors will materially influence our liquidity.

During the month of July 2003, we relocated both our Miami, Florida office and our hosting facility in Curacao, Netherlands Antilles. The new offices house our executive and administrative personnel, client support services and software development activities. Client support and software development activities were relocated from the former Curacao facility to Miami, leaving only hosting services in Curacao. We anticipate considerable long term cost savings as a result of these consolidating activities. This has resulted in a 20% reduction in our workforce. As a result of these moves, we incurred moving costs, employee relocation expenses and lease obligation settlement costs of $259,575.

Effective July 10, 2003, we have qualified for $180,000 in tax refund credits under the state of Florida's Qualified Target Industry Tax Refund program. These tax credits are available over the next four years based on achieving certain employment targets and equipment purchases. No provision for this tax credit refund has been made in our current financial statements, as the amount and timing of the amounts under the agreement cannot be determined at this time.

In connection with our qualification for the target industry tax credit by increasing economic activities in Miami-Dade County, we received the "Key to the County" in a ceremony September 16, 2003. The engraved key was presented by Mayor Alex Penelas.

We have been advised that we ranked number 455 on the 2003 Deloitte Technology Fast 500, a ranking of the 500 fastest growing technology companies in North America. Rankings are based on average percentage revenue growth over five years, from 1998-2002.


Results of Operations
---------------------

Revenues for the three and nine months ended September 30, 2003 and 2002 were composed of the following elements:

                               Three months ended 9/30    Nine months ended 9/30
                                  2003         2002         2003         2002
                               ----------   ----------   ----------   ----------
     Royalty Income            $  687,247   $  948,623   $2,700,143   $2,832,580
     License Fees                  19,100      114,500       91,600      209,500
     Bandwidth Services            78,159       80,451      252,589      280,632
     Other Revenue                 20,286      319,336       74,131      732,297
                               ----------   ----------   ----------   ----------
          Total                $  804,792   $1,462,910   $3,118,463   $4,055,009

Royalty income decreased $132,437 for the nine months ended September 30, 2003 compared to 2002 and $261,376 for the three months ended September 30, 2003 compared to 2002. This decrease results from a lower level of activity and earnings by our licensees. The decline in royalty revenue in the third quarter offset the modest gain in revenue we experienced in the first and second quarter of the year.

License fees are earned when a product is initially installed. There were fewer new product installations in 2003 than in 2002, which resulted in lower license fees. The decrease in other revenue represents the discontinuation of marketing services and the absence of revenue by our Prevail subsidiary.

The majority of other revenue is from marketing services, which is a revenue stream we are no longer pursuing.

The following amounts compose cost of sales for each period:

                                 Three months ended 9/30  Nine months ended 9/30
                                    2003       2002           2003       2002
                                 -----------------------   ---------------------
Amortization of
  Proprietary Software           $ 159,091   $138,483     $ 497,853   $  368,622
Bandwidth                           56,452     78,751       232,620      263,852
Software support and maintenance    37,765        700       680,872      283,002
Salaries                           485,349    301,230       882,327      871,298
Marketing Services                       -    258,179        23,907      599,009
Sponsorship Projects                 2,262          -           469        4,756
                                 ---------   ---------    ---------   ----------
    Total                        $ 740,919   $777,343    $2,318,048   $2,390,539

Cost of sales decreased $72,491 for the nine months ended September 30, 2003 compared to 2002. Marketing services were discontinued at the end of 2002. Removing the impact of marketing services, cost of goods increased $502,611 for the nine months ended September 30, 2003 compared to 2002. This increase is attributable to higher amortization of proprietary software and higher software support and maintenance. Both of these items are directly linked to the change in focus in the current year which resulted in less development efforts coupled with more effort in product enhancements.

Bandwidth costs were substantially lower for the three months ended September 30, 2003 compared to the same period in 2002, due to a renegotiation with our principal supplier to adjust the billing amount to our seasonal income periods.

Software support and maintenance was substantially higher in the three months ended September 30, 2003 in comparison to 2002, due to a timing difference of software licensing costs in 2002. The increase of $397,870 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, resulted from the focus on product improvement instead of development as previously mentioned.

Operating Expenses for the three months ended September 30, 2003 compared to September 30, 2002, increased $364,100, from $660,911 in 2002 to $1,025,011 in
2003, primarily due to higher administrative expenses and wage and salary expenses as explained below.

Rent expense for the three months ended September 30, 2003 in comparison to the same period in 2002, increased $36,631. This increased expense represents the increase in rent resulting from the move to a larger office in Miami and the duplication of rents in Curacao from retaining the old data center during the period as a backup to the new data center.

Total expenses increased $486,147 to $2,431,434 compared to $1,945,287, for the nine months ended September 30, 2003 and 2002 respectively. This increase is attributable to the following categories:

            Depreciation and Amortization (decrease)  $(128,976)
            Professional fees                           151,000
            Administrative expenses                      62,682
            Moving and Relocation costs                 259,575
            Wages and Salaries                          179,813
            Other (decrease)                            (37,947)
                                                       --------
                 Net Change                           $ 486,147

Depreciation and Amortization was lower due to the removal of assets disposed or abandoned in the relocation process and the disposal of Prevail's website addresses. Professional fees increased as a result of legal and accounting services connected with the complaint we have filed against a former officer and shareholder, as further described in Part II, Item 1, Legal Proceedings.

Wage and salaries expense is adjusted by the amount attributable to software development or maintenance of our software. Software development amounts are capitalized in proprietary software and maintenance is expensed in the cost of sales category. Wages and salaries are composed of the following:

                                               9/30/03      9/30/02    Variance
                                               -------      -------    --------
   Wages paid                                $1,848,758   $1,805,941   $ 42,817
   Wage related expenses                        506,933      409,995     96,938
                                             ----------   ----------   --------
     Total employment cost                   $2,355,691   $2,215,936   $139,755

Less Amounts attributable to:
   Software Development (Capital Asset)        (101,573)    (475,962)  (374,389)
   Software Maintenance (Cost of sales)      (1,471,823)  (1,137,493)   334,330
                                             ----------   ----------   --------
     Total to other categories                1,573,396    1,613,455     40,059
                                             ----------   ----------   --------
     Net Wages and Salaries                  $  782,293   $  602,481   $179,812

Of the $96,938 increase in wage related expenses, $76,587 was attributable to travel expenses. This increase in travel expenses resulted from travel by new employees to Curacao in effecting the move of operations and transfer of development activities to Miami.

Interest expense increased $5,022 to $18,387 from $13,365 for the three months ended September 30, 2003 compared to 2002, and decreased $27,764, to $38,423 from $66,187 for the nine months ended September 30, 2003 compared to 2002. The higher interest expense during the three month period ended September 30, 2003 compared to 2002 resulted from equipment leases acquired during that period. The lower interest expense for the nine months ending September 30, 2003 compared to 2002 is due to the principal payments made on notes payable during the year 2002 and the six months ending June 30, 2003.

Interest income increased to $12,367 from $102 for the three months ended September 30, 2003 compared to 2002 and to $41,047 from $1,279 for the nine months ending September 30, 2003 versus 2002. The $12,265 and $39,768 increases for those respective periods were earned on the conversion of an account receivable to an interest bearing note receivable during 2002.

The net loss for both the three month and nine month period ended September 30, 2003 compared to the net income for the three month period and net loss for the nine month period ended September 30, 2002, can be attributed four areas. These are a decrease in sales, an increased wage and salary expense for higher software maintenance, an increased legal and professional expenses and moving costs. The majority of the increased expenses are one time obligations. We are focusing efforts in our strategic planning to address the decline in sales and anticipate correcting this over the next twelve to eighteen months.


Liquidity and Capital Resources
-------------------------------

We do not have any material commitments for capital expenditures.

Our principal source of short term liquidity is operating cash flow. In the past we have experienced dramatic fluctuations in cash flows, so we cannot be sure we will be able to continue achieving sufficient cash flows to fund our operations. A substantial decrease in revenues could impact the funds from operating cash flow and jeopardize our ability to meet current obligations. If we are not able to achieve cash flow from operations at a level sufficient to support our business activities, we may require additional funds. We do not have a credit line and have very limited alternatives for short term funding. Our current financial condition and our financial performance could adversely affect our ability to obtain financing and could make us more vulnerable to industry downturns and competitive pressures. Additionally, we may only be able to raise needed funds on terms that would result in significant dilution or otherwise be unfavorable to existing shareholders. Our inability to secure additional funding when needed, or generate adequate funds from operations, would adversely impact our long-term viability.

During the next twelve months, $274,546 of notes payable will be due for payment. We anticipate satisfying the balance of this debt from collections on the notes receivable of $262,702.

Net cash provided from operating activities was $402,326 for the nine months ended September 30, 2003 as compared to $905,679 for the nine months ended September 30, 2002. During the current period, the primary source of cash from operations was derived from collection on a note receivable, whereas for the same period in 2002, the primary source was collection of fees receivable.

Net cash used in investing activities in the amount of $518,879 and $570,515 for the nine months ended September 30, 2003 and 2002, respectively, represented primarily the purchase of fixed assets in both periods and the capitalization of software development costs offset by receipts on long term notes receivable in the prior period. Capitalization of software for the nine months ending September 30, 2003 amounted to $112,438 compared to $500,502 during the same period in 2002, a decrease of $388,064.

Our office facility located in Miami, Florida, is occupied under an operating lease that is scheduled to expire on June 30, 2008. Our data center located in Curacao, Netherlands Antilles is occupied under an operating lease that is scheduled to expire on July 15, 2006. Additionally, we currently rent computer equipment through an operating lease agreement.

The following table summarizes the Company's contractual payments and obligations by period (amounts are in thousands):


Contractual Obligations                                  Payment Due by Period
                                                Less Than                                After
                                       Total     1 year     1-3 years    4 - 5 years    5 years
                                       -----     ------     ---------    -----------    -------

Operating Leases                        1,637        494          891            251          -

Total Contractual Cash Obligations   $  1,637   $    494      $   891     $      251    $     -


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

                         PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

As previously reported, on November 27, 2002, we filed a complaint in the Eleventh Circuit in Miami-Dade County, Florida, against a shareholder and former officer, Mr. Steven Abboud for counts of breach of fiduciary duty, fraud, conversion, business defamation, misappropriation, and declaratory relief. The action also seeks a Temporary Restraining Order continuing the stop transfer order on shares of the Company held by Masadi Financial, SSI or Steven Abboud until the legitimacy of those shares can be determined; preventing and enjoining Steven Abboud from further representations to any entity that he is authorized to act on behalf of the Company; preventing and enjoining Steven Abboud from any purported proxy solicitations that would be illegal under Florida statutes; and preventing and enjoining Steven Abboud from misappropriation of Company trade secret and confidential information pursuant to Florida statutes and agreement of the parties.

Mr. Steven Abboud, in answer to our complaint, filed a cross complaint on October 14, 2003, seeking compensatory damages at a minimum of $50,000 and other damages and punitive damages in an amount to be determined at trial. Further, the cross complaint requests a temporary restraining order to prohibit any meetings of the Board of Directors along with other various activities and an order declaring the Annual Meeting of Shareholders null and void, along with other various requests.

It is our belief that the cross complaint is without merit and we intend to defend vigorously against these actions. The outcome of our complaint and the cross complaint are undeterminable at this time.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Reference is made to the Proxy Statement dated July 21, 2003. The Proxy Statement was filed in connection with the Company's annual shareholders meeting which was held on August 6, 2003. At such annual shareholder's meeting, the following items were submitted to a vote of shareholders with the following results as noted:

1.PROPOSAL NO. 1:
To elect the Board of Directors, each to serve until the next Annual Meeting of the shareholders or until their respective successors are elected and qualify;

A total of 7,971,012.29 shares were represented with respect to this matter, with voting on each specific nominee as follows:

                                                                  BROKER
                  FOR               AGAINST     WITHHELD        NON-VOTES
                  ---               -------     --------        ---------
Board Nominees
--------------
Bryan Abboud      4,740,978.29      3,127,265   102,769             -
Thomas Glaza      4,328,949.29      3,127,765   514,298             -
Dave Stein        4,328,949.29      3,127,265   514,798             -
James Doukas      4,739,478.29      3,128,265   103,269             -


Floor Nominees
--------------
Don Lisa             3,082,864   4,466,908.29   421,240             -
Kerri Allender       3,082,864   4,466,908.29   421,240             -
Jason Abboud         3,082,864   4,466,908.29   421,240             -
Ron Abboud           3,082,864   4,466,908.29   421,240             -
David Abboud         3,082,864   4,466,908.29   421,240             -

2.PROPOSAL NO. 2:
To ratify and approve the selection by the Board of Directors of Mahoney Cohen & Company, CPA, P.C. (formerly Kane, Hoffman and Danner, P. A.) as the Company's independent accountants for the current year;

Approved by the shareholders. A total of 7,971,012.29 votes were represented with a total of 4,742,278.29 shares voting for the proposal, 3,228,734 shares voting against the proposal, and no broker non-votes or shares abstaining from voting.

3.PROPOSAL NO. 3:
To consider and vote on a shareholder proposal to amend the Articles of Incorporation and the bylaws to allow for cumulative voting of the Company's common stock in the election of directors;

Not approved by the shareholders. The number of votes required for this proposal to pass was 5,280,149. As the total number of votes cast for this proposal was 3,220,318, the proposal did not pass. A total of 4,749,694.29 voted against this proposal, 1,000 votes were withheld and there were no broker non-votes.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

 (a) The following exhibits are included herewith:

  EXHIBIT NO.                            DOCUMENT
  -----------                            --------
  14.1              Code of Business Conduct and Ethics
  22.1 Proxy Statement on Schedule 14A filed on July 21, 2003 is incorporated herein by reference.
  Exhibit 31.1      Certification of the Chief Executive Officer required by
                    Rule
                    13a-14(a) or Rule 15d-14(a)
  Exhibit 31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
  Exhibit 32.1 Certification of Periodic Report by the Chief Executive Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and
                    Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                    Section 1350
  Exhibit 32.2 Certification of Periodic Report by the Chief Financial Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and
                    Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                    Section 1350


(b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

               None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

Date:  November 14, 2003

Global Entertainment Holdings/Equities, Inc.

/s/ Bryan P. Abboud
--------------------
Bryan P. Abboud
President, Chief Executive Officer
and Director (Principal Executive Officer)


/s/ Clinton H. Snyder
---------------------
Clinton H. Snyder
Chief Financial Officer
(Principal Financial and Accounting Officer)