Form 10QSB/A
period 2003-09-30
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2003-12-08
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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


Mr. Steven Abboud, in answer to our complaint, filed a cross complaint on October 14, 2003, seeking compensatory damages at a minimum of $50,000,000 and other damages and punitive damages in an amount to be determined at trial. Further, the cross complaint requests a temporary restraining order to prohibit any meetings of the Board of Directors along with other various activities and an order declaring the Annual Meeting of Shareholders null and void, along with other various requests.


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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

 (a) The following exhibits are included herewith:


  EXHIBIT NO.                            DOCUMENT
  -----------                            --------
  10.1              Lease Agreement, 703 Waterford Way, Miami, FL
  10.2              Lease - Co-Location Agreement, Curacao, Netherlands Antilles
  14.1              Code of Business Conduct and Ethics
  22.1 Proxy Statement on Schedule 14A filed on July 21, 2003 is incorporated herein by reference.
  Exhibit 31.1      Certification of the Chief Executive Officer required by
                    Rule
                    13a-14(a) or Rule 15d-14(a)
  Exhibit 31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
  Exhibit 32.1 Certification of Periodic Report by the Chief Executive Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and
                    Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                    Section 1350
  Exhibit 32.2 Certification of Periodic Report by the Chief Financial Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and
                    Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                    Section 1350



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

Date:  December 8, 2003

Global Entertainment Holdings/Equities, Inc.

/s/ Bryan P. Abboud
--------------------
Bryan P. Abboud
President, Chief Executive Officer
and Director (Principal Executive Officer)


/s/ Clinton H. Snyder
---------------------
Clinton H. Snyder
Chief Financial Officer
(Principal Financial and Accounting Officer)