Form 10KSB/A
period 2002-12-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2004-03-16
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to __________________

Commission file number: 000-27637

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

Aggregate market value of voting stock held by non-affiliates of the issuer as of the last business day of the registrant's most recently completed second fiscal quarter: $742,888.

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



ITEM 3.  LEGAL MATTERS


On November 27, 2002, we filed a complaint, in the Eleventh Judicial Circuit in Miami, Dade County, Florida, against a shareholder and former officer Mr. Steven Abboud for counts of breach of fiduciary duty, fraud, conversion, business defamation, misappropriation, and declaratory relief. The action also seeks to enjoin this individual and certain corporations under his ownership or control from transfer of our stock, and to enjoin him from improper or illegal action with regard to our proxies. The shareholder has filed to dismiss on the premise that there is lack of personal jurisdiction. As of December 31, 2002 the outcome of this matter is undeterminable.



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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our executive officers and directors and their ages as of December 31, 2002 are as follows:

Name                       Age   Position                  Period of Service
-----                      ---   --------                  -----------------
Bryan Abboud............   32    Chief Executive Officer   January 2002 -
                                 and Director              Present

Thomas Glaza............   68    Director and              February 2001 -
                                 Chairman of the Board     Present


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information as of March 21, 2003, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the 10,426,796 outstanding shares of Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:

--------------------------------------------------------------------------------------------------------------------
     Class of Stock                  Name and Address of                Number of Shares       Percent of Class (1)
                                      Beneficial Owner               Beneficially Owned (1)    --------------------
                                      ----------------               ------------------
--------------------------------------------------------------------------------------------------------------------
      Common Stock                    Steven Abboud (2)
                                     16569 Summit Drive                     2,331,401                  22%
                                       Omaha, NE 68136
--------------------------------------------------------------------------------------------------------------------
      Common Stock                    Joann Abboud (3)
                                     60 Seagate Dr. #703                     821,649                   7.8%
                                      Naples, FL 34103
--------------------------------------------------------------------------------------------------------------------
      Common Stock                         (2)(4)
                               Shining Star Investments, Inc.                906,358                   8.6%
                                     16569 Summit Drive
                                       Omaha, NE 68136
--------------------------------------------------------------------------------------------------------------------
                               Executive Officers & Directors
--------------------------------------------------------------------------------------------------------------------
      Common Stock                    Bryan Abboud (4)
                                   501 Brickell Key Drive                   3,349,580                  32%
                                          Suite 603
                                    Miami, Florida 33131
--------------------------------------------------------------------------------------------------------------------
      Common Stock                       Dave Stein
                                   501 Brickell Key Drive                       0
                                          Suite 603
                                    Miami, Florida 33131                                               n/a
--------------------------------------------------------------------------------------------------------------------
      Common Stock                      James Doukas
                                   501 Brickell Key Drive                    12,858                less than 1%
                                          Suite 603
                                    Miami, Florida 33131
--------------------------------------------------------------------------------------------------------------------
      Common Stock                    Thomas Glaza (5)
                                   501 Brickell Key Drive                    88,420                less than 1%
                                          Suite 603
                                    Miami, Florida 33131
--------------------------------------------------------------------------------------------------------------------
      Common Stock                      Clint Snyder
                                   501 Brickell Key Drive                       0                      n/a
                                          Suite 603
                                    Miami, Florida 33131
--------------------------------------------------------------------------------------------------------------------
                            ALL EXECUTIVE OFFICERS &                        3,450,858                  33%
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

                                                                    EXHIBIT 99.1

                                CERTIFICATION

         I, Bryan Abboud, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Global Entertainment Holdings/Equities, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

          4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

By:  /s/ BRYAN ABBOUD
   ---------------------------------------------------------
   Bryan Abboud, President and Chief Executive Officer
   (Principal Executive Officer)

                                 CERTIFICATIONS

         Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

         In connection with the Annual Report of Global Entertainment Holdings/Equities, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned, Bryan Abboud, Chief Executive Officer of the Company, hereby certifies, pursuant to 18 USC 1350, as adopted pursuant to 18 U.S.C, Section 1350, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                     /s/ Bryan Abboud
Dated: March 31, 2003                                -----------------------
                                                     Bryan Abboud
                                                     Chief Executive Officer




                                                                    EXHIBIT 99.2

                                CERTIFICATION


         I, Clinton H. Snyder, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Global Entertainment Holdings/Equities, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

By:  /s/ CLINTON H. SNYDER
   ---------------------------------------------------------
   Clinton H. Snyder Chief Financial Officer
   (Principal Financial and Accounting
   Officer)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the annual report on Form 10-KSB of Global Entertainment Holdings/Equities, Inc. (the "Company") for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Clinton H. Snyder, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

          (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                              /s/ Clinton H. Snyder
Dated: March 31, 2003                         -----------------------
                                              Clinton H. Snyder
                                              Chief Financial Officer