Form 10KSB
period 2003-12-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2004-04-14
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to __________________

Commission file number: 000-27637

                  Global Entertainment Holdings/Equities, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Colorado                                47-0811483
               ------                                 ---------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

703 Waterford Way Ste 690, Miami FL                                    33126
-------------------------------------------                             -----
(Address of principal executive offices)                            (Zip Code)


------------------------------------------------                        -----
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

Issuer's revenues for its most recent fiscal year:  $4,681,332

Aggregate market value of voting stock held by non-affiliates of the issuer computed by reference to the price at which such stock was sold on March 29, 2004 was: $911,721.

The number of shares outstanding of each of the issuer's classes of common stock, as of March 26, 2004 was 10,560,296 shares of common stock.

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

ITEM 8A.   CONTROLS AND PROCEDURES...........................................15

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

ITEM 10.   EXECUTIVE COMPENSATION............................................18

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....20

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................20

PART IV.
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K..................................22

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES............................22

SIGNATURES...................................................................24

31.1       CERTIFICATIONS

32.1       CERTIFICATIONS

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


ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW
 We provide business development support and administrative assistance for technology-driven subsidiaries that license, develop and host internet software applications in the online gaming sector. Our services are technology based only. We do not engage in any gaming or wagering activity.

We were incorporated on July 10, 1997, in Colorado using the name Masadi Resources, Inc. On February 10, 1998, we changed the name to International Beverage Corporation. Under a merger agreement dated August 27, 1998, International Beverage Corporation merged with and adopted the name of, Global Entertainment Holdings/Equities, Inc.

IGW Software, N.V. (formerly "Interactive Gaming and Wagering, N.V."), ("IGW") our wholly owned subsidiary, a Netherlands Antilles corporation, is engaged in the development, licensing and hosting of proprietary Internet and telephony based gaming software. IGW derives its revenues from licensing fees, software royalties, hosting services and consulting services.

Prevail Online, Inc., ("Prevail") our wholly owned subsidiary, a Colorado corporation, is currently inactive and has no revenues.

IGW was acquired through a stock purchase on June 30, 1998; Prevail was acquired through a stock and cash purchase on August 20, 1999.

PRODUCTS

 The team at IGW has been developing and supporting gaming software since 1996. We have created a suite of products to offer our licensees better risk management, ease of use and a back office product that simplifies player and gaming oversight. Our software offers a fully automated online entertainment experience for the licensee's player. Our online Sportsbook, Horsebook and Casino software systems are complemented by the player Loyalty software, the Webmaster Affiliate software and the Call Center software. All software products are integrated, enabling players to access all of an operator's affiliated websites seamlessly, using a single account. This integrated feature results in higher revenues for our licensees by giving players easier access to a larger variety of activities. We continuously enhance and add new gaming products to our software. Our commitment to product expansion and enhancement attempts to assure our licensees of new avenues for revenue growth.

Sportsbook
 The IGW Sportsbook offers players a multitude of wagering options and activities. Players can customize their experience by selecting favorite team tracking and preferred betting styles, creating a personalized wagering environment. The preference-based odds display allows players from the UK to see the lines in the format they are used to, while still providing non-UK players the lines in their traditional format. Our flexibility and feature rich software has resulted in numerous awards for us and our licensees, including four gold and nine silver awards in 2002 from Gambling Online Magazine.

Racebook
 Introduced in 2002, IGW's non-parimutual software is set up to take wagers on over 120 thoroughbred racing tracks and over 30 harness racing tracks. The easy to use wagering interface provides top security and one step login. This product has all the variety and features expected from an international Racebook, providing appeal to almost any community of players. The wagering options include win-place-shows, exactas, trifectas and exotics.

Casino
 The IGW Casino includes slots, lottery-style games, video poker and virtual table games, such as blackjack, craps and roulette, all powered by Java and Flash interfaces. The Casinos are rich in graphics, sound and animation. These products offer players a high level of online gaming entertainment without the need to download and install software applications. Our high level of multi-layered secure software design and proprietary encryption provide a fraud free environment for the operator. Additionally, we provide tools to monitor the casino floor and player activity in real time, granting our licensees the ability to monitor activities on their sites.

Agent Software
 The Agent program is a partnership between our licensee - the gaming website operator - and the promoter or marketing agent; in some cases this is a webmaster. Obtaining new clientele is essential to growing any business. Our software facilitates the management and control of every facet of this critical business function for our licensees.

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

Services
 Aside from our award winning software products, we offer several service activities to assist the operators in a profitable endeavor. These include the following:

- Hosting Services. We have operated an ISP/ASP in a controlled server facility in the Netherlands Antilles since 1998. Our hosting services are designed to offer a high degree of scalability, performance and fault tolerance in order to keep the gaming software systems fast and available twenty four hours per day and seven days per week.

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


NEW PRODUCT OFFERINGS

During 2003, we added several new product offerings and a number of enhancements to our suite of software products. The most notable product releases in the first quarter were additional rollouts of our Racebook package, which was fully integrated with the Sportsbook back office software. We also released an advanced agent's program as an addition to the affiliate program. Additionally, we added two new casino games and three new slot machines games.

Our primary focus during the second and third quarter was to improve our existing software in response to licensee needs and to fortify the stability of the product line. Additionally, in the third quarter, we built out and moved into our new datacenter on the telecom backbone in Curacao. This new datacenter contains better redundancy and wider bandwidth to support the growing needs of our licensees. The new data center also provides a stable network platform on which to build additional network products and services. Additionally, during this timeframe, we released several key enhancements to our Sportsbook software package to take advantage of the new datacenter's capabilities and enhance the usability of the back office element of our software.

During the fourth quarter, we focused our energy on designing and developing our next generation enterprise-class gaming management system: eGMSTM. This software rewrite which is planned to extend through 2004, will take advantage of 21st century development methodologies and is designed to become the premiere software platform which will enable our licensees to manage their business more effectively and efficiently.

COMPETITION
 We estimate that there are about sixteen significant competitors out of an estimated 170 total competitors. A number of the competitors are publicly held corporations, but are foreign based. Information gleaned from publicly available filings indicates mixed results of both increasing and falling sales and profits for a number of those competitors. For those companies with falling revenues and profits, such an environment places pressure on our ability to effectively market to new licensees, as these competitors discard working economic models in favor of additional marginal sales dollars. In the process, they may jeopardize their viability as a going concern. We are relying on the feature rich benefits and quality of our product line and the depth of resources we offer to overcome the substantial pricing concessions made by our competitors to induce new licensees. However, we anticipate scaling back growth projections while the industry goes through this difficult period. Further, legislative pressures, as discussed later, have played a role in the overall outlook for the industry. Overall, we expect to see consolidation in the industry as companies with weak funding, management and/or product fall victim to the competitive pressures or are purchased by more stable providers. We do not have any plans to participate in the industry consolidation.


ECONOMIC DEPENDENCIES

Our hosting services in the Netherlands Antilles, relies on one supplier for its bandwidth provisioning. Communication facilities are limited in this area, but we feel confident that our needs will be met by this provider. The loss of this supplier would have a materially adverse impact on our business.

We receive a substantial portion of our royalty revenues from two customers. These two customers represented 95% of our 2003 revenues and 75% of our 2002 revenues.


REGULATORY ENVIRONMENT

We are suppliers of software and hosting services to the internet gaming industry, but we are not involved in gaming activities. We have entered into licensing agreements with users of our software who are involved in internet gaming. Some governmental jurisdictions have adopted or are in the process of reviewing legislation to regulate or prohibit internet gaming. The uncertainty surrounding the regulation or prohibition of internet gaming could have a material adverse effect on our business, revenues, operating results and financial condition.

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

In 2003 the House of Representatives passed the Unlawful Internet Gambling Funding Act, H.R. 4123, with aspirations that it will pass the Senate floor in 2004. The bill targets payments to offshore gaming merchants.

In the US Senate, S. 627 has been approved by the Banking Committee and will likely be presented to the floor in 2004 session. In contrast to the US approach, the UK is working toward a program to regulate and tax all forms of internet gaming. It is expected to have a working, regulatory environment based upon the Budd Report by the beginning of 2006. The Budd Report is the product of a commission to examine the state of gambling as presented July 2001 to the British Parliament by the Secretary of State for Culture, Media and Sport.

All licensees who utilize our software are located in a foreign jurisdiction and have obtained internet gaming licenses as required by the jurisdiction in which they operate.

RESEARCH AND DEVELOPMENT - SOFTWARE CAPITALIZED COSTS

We follow the guidance provided in Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86") regarding the accounting for the costs of developing our products. Purchased software (i.e., software acquired from a third party) is recorded at the lower of acquisition cost or net realizable value. We develop software for licensing to our customers and capitalize software development costs when technological feasibility has been established. Technological feasibility generally occurs at the time a detailed plan is available and programming of the software code may begin. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the projects, other direct and indirect costs associated with those salaries and benefits, internal and external quality assurance testing costs and the costs of outsourced development activities and independent product testing and certification labs. Software development costs not qualifying for capitalization are expensed and classified as maintenance expense in the cost of revenue. Product development expense and the capitalization rate will fluctuate from period to period depending upon the number and status of software development projects that are in process and the related number of people assigned to those projects.

We spent $161,326 and $715,275 in 2003 and 2002 on development/enhancements of our software products and $706,941 and $378,464, respectively on maintenance of our products. The decrease of development/enhancements and increase in maintenance in 2003 resulted from our concentration on improvements to the existing software which did not meet the eligibility under generally accepted accounting principles and SFAS 86 for costs to be capitalized.


EMPLOYEES

         As of December 31, 2003, we had 29 full time employees. Management believes our relations are good with our employees and does not anticipate any labor relation issues. None of our employees are covered by collective bargaining agreements.



ITEM 2.  DESCRIPTION OF PROPERTY

Our subsidiary, IGW, leases 504 square feet of office space along with secured facilities within a server hosting farm for our telecommunication equipment in Curacao, Netherlands Antilles. The yearly lease commenced on July 15, 2003 for an initial three year period with one year automatic renewals thereafter. The monthly recurring fee on the lease is $26,616, of which $22,050 relates to telecommunication costs.

In December 2001,we signed a three-year lease on 1,999 square feet at 501 Brickell Key Drive, Miami,
Florida. We moved our corporate headquarters from the Brickell Key Drive office to our current 7,074 square foot office complex at 703 Waterford Way, Miami Florida in July, 2003. We have subleased the Brickell Key Drive office through our lease termination date of December, 2004. Our offices at Waterford Way are under a five year lease ending July 13, 2008, at a monthly minimum base lease rate of $10,906.

As a result of these moves, we recorded moving and contract cancellation costs of $308,738.


ITEM 3.  LEGAL MATTERS

On November 27, 2002, we filed a complaint, in the Eleventh Judicial Circuit in Miami, Dade County, Florida, against a shareholder and former officer Mr. Steven Abboud for counts of breach of fiduciary duty, fraud, conversion, business defamation, misappropriation, and declaratory relief. The action also seeks to enjoin this individual and certain corporations under his ownership or control from transfer of our stock, and to enjoin him from improper or illegal action with regard to our proxies. Subsequent to December 31, 2003, we have reached a settlement with this individual and all parties have agreed to request dismissal of all outstanding lawsuits.


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

Price Range for Common Stock
----------------------------

YEAR 2003                           High                Low
                                  --------           --------
   First Quarter                   $0.25               $0.09
   Second Quarter                   0.30                0.09
   Third Quarter                    0.35                0.10
   Fourth Quarter                   0.12                0.05

YEAR 2002                           High                Low
                                  --------           --------
   First Quarter                   $0.38               $0.22
   Second Quarter                   0.33                0.22
   Third Quarter                    0.51                0.22
   Fourth Quarter                   0.30                0.18



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

         There are approximately 131 holders of record, additionally, we estimate that about 240 holders owned our common stock either of record or through a broker, bank or other nominee as of December 31, 2003.

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

Equity compensation plans approved by              0                   n/a                     0
security holders
------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by      1,960,385             $0.87                     0
security holders
------------------------------------------------------------------------------------------------------------
Total                                          1,960,385             $0.87                     0
------------------------------------------------------------------------------------------------------------

Description of Equity Compensation
 During the past several years, employees of the Company have been granted options to acquire shares of the Company's common stock. Options issued prior to 2002 were not set forth in a formal stock option plan but were provided as motivation and incentives to individuals who, in the Company's opinion, were important to the Company's success. Options issued in 2002 and thereafter, were issued pursuant to the 2002 Stock Option Plan of Global Entertainment Holdings/Equities, Inc. and also provided as motivation and incentives to individuals considered important to the Company's success. The 2002 plan was approved by our board of directors, but not submitted to a vote of stockholders. The total number of options granted and outstanding at December 31, 2003, and the average exercise price and expiration dates for each year are as follows:

                 Total    Exercise
        Year    Options   Price      Expiration Date
        ----    -------   --------   -----------------
        1998    160,125    $0.50     December 31, 2008
        1999    222,525    $0.50     December 31, 2009
        2000    331,000    $1.00     January 29, 2005
                272,383    $1.25     January 29, 2005
                  8,000    $1.50     January 29, 2005
                 97,860    $2.00     January 29, 2005
                 55,000    $2.25     January 29, 2005
                 31,800    $2.50     January 29, 2005
        2001    283,675    $0.71     December 31, 2011
                 35,000    $0.82     December 31, 2005
        2002    235,850    $0.50     December 31, 2012
        2003    227,167    $0.08     December 31, 2013
               --------
       Total  1,960,385


Sales of Unregistered Securities
--------------------------------

         We have not sold unregistered securities not previously reported during the year ended December 31, 2003.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following should be read in conjunction with the "Risk Factors" and our audited financial statements and related notes included elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements. Please see the Introductory Statement in Part I for further information relating to such forward looking statements.

Our Business
------------

We provide business development support and administrative assistance for technology-driven subsidiaries that license, develop and host internet software applications in the online gaming sector. Our services are technology based only. We do not engage in any gaming or wagering activity.


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


Industry Overview
-----------------
Overall, the outlook for the industry is relatively attractive. Revenue from online gaming is estimated to have reached $5.6 billion in 2003 and is expected to reach $11.6 billion by 2006, per Christiansen Capital Advisors LLC, an industry researcher.

Although there are just under 200 software companies, we have identified about sixteen companies that we directly compete against. A number of those competitors own or control gaming operations, which gives them access to greater resources than we have. The industry is experiencing consolidation at all levels. As one commentator stated, "Consolidation in the internet gaming industry is imminent. Brand name alone is insufficient for success. The future is in distribution, localization and database monetization." (Tony Fontaine, Gaming Consultant). Although we may consider options as they arise, we have no current consolidation plans. This outlook is affecting not only the gaming companies but those who serve them. We anticipate facing more difficult competition and longer sales cycles as the consolidation occurs within the industry.

As the competitive environment increases for our licensees, they are increasingly required to enhance product offering to players. Our strength lies in this industry need. Given the breadth of products available in our suite of applications, we are able to offer many revenue opportunities for the operators which are tied in through one integrated back-office administrative program. Our product offerings enhance revenues for our licensees, while our back office software reduces costs for our licensees. We are looking to form strategic partnerships, add product offerings and enhance delivery vehicles to maintain a competitive edge.

Some of our competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than we do. Our competitors could, in the future, introduce products with more features and lower prices than our product offerings. These companies could also bundle existing or new products with other, more established products in order to compete with us.

Plan of Operations - Our Strategy
---------------------------------

Our subsidiary, IGW Software is in the business of providing software and services to the online gaming community. Our licensees depend upon our software to improve their success through effective management of the activities on their websites and creating an efficient way for them to manage their businesses. To this end, we envision expanding our success and growing our company through:

         o Improving our back office administration system to enhance the control and reporting functions to seamlessly manage additional gaming products;

         o Integrating additional e-commerce capabilities based on licensee requirements;

         o Integrating additional games to our back office administration system; o Expanding our sales into additional geographic areas;

         o Partnering with best-of-breed technology firms around the world to enhance our products and services; and o Identifying and executing on strategic partnerships.

During 2003, we have taken significant steps to achieve our strategic initiatives. We:

         o Enhanced our current software back office software with over 100 new features;

         o Moved into a new data center, which provides additional security and bandwidth to ensure a consistent user experience;

         o Redesigned our back office software to conform to current software development standards;

         o Developed an additional 20 casino games for rollout to our licensees in 2004;

Although we were not profitable in 2003, we anticipate returning to profitability in 2004. This will be achieved through the following efforts:

- Increased sales through new licensees. At December 31, 2003 we had two new licensees who had not started to promote their web pages or the web page was still under construction. We anticipate a 5% increase in revenues.
- Increased revenues through new product offerings. We will be releasing new casino games as mentioned above and we anticipate partnering with bingo, poker and other product lines to further enhance our revenue.
- One time expenses were incurred in 2003. Moving costs of $308,000 were incurred that were a one time cost, of which we anticipate a substantial savings resulting from the relocation of personnel and new facilities. Legal expenses are also anticipated to be lower in 2004 as a result of the settlement reached subsequent to year end as explained in ITEM 3 - LEGAL.
- Reduced expenses. We anticipate our development engineers to devote greater resources to new software instead of maintenance or enhancement of existing software as in 2003. This will reduce the current expense and add to the capitalized software intangible assets. We also anticipate lower payroll costs resulting from the changes implemented in 2003.

Results of Operations
---------------------


We experienced a net loss for the year ended December 31, 2003 of $(1,472,266) compared to net income of $166,913 for the year ended December 31, 2002. The primary elements contributing to the current year loss are comprised of the following:

        Sales decline (excluding Marketing Services)              $  687,727
        Costs of moving hosting facilities and offices               308,737
        Maintenance of software in lieu of development               553,949
        Legal and professional related to shareholder lawsuit        262,488
                                                                   ---------
                                                                  $1,812,901

Sales decreased $1,439,170, or 23% to $4,681,332 for the year ended December 31, 2003 from $6,120,502 for the year ended December 31, 2002. This decrease primarily resulted from the discontinued marketing services activities and a decrease in royalty revenues. The following outlines our revenues by category:

                                               2003            2002
                                               ----            ----
Marketing Services                        $    5,470      $  796,951
Royalty, Licensing and Other Fees          4,279,545       4,967,272
Hosting Services                             396,317         356,279
                                          ----------      ----------
  Total                                   $4,681,332      $6,120,502


Marketing services were curtailed in 2002, as expenses exceeded income in both 2001 and 2002. Royalty, Licensing and Other Fees decreased by $687,727. This decrease was due to a contractual decrease in our royalty rate with one of our major clients and an overall decline in Licensee revenue resulting from increased transaction costs and higher allowances and uncollectible accounts from their players.

The Prevail Online, Inc. subsidiary has experienced losses for the past four years. As a strategic move, we have determined that we would no longer invest additional funds to assist the subsidiary. Management has not determined the future of this subsidiary at this time.


Our revenue is subject to seasonal swings. Historically, we have received 34% or more in the fourth quarter of the year. The following table outlines our revenues percentages by quarter:

                                     2003           2002
                                     ----           ----
First Quarter                         28%            23%
Second Quarter                        20%            19%
Third Quarter                         18%            23%
Fourth Quarter                        34%            35%

Cost of revenues were 65% of total revenue for the year ended December 31, 2003 and 57% of total revenue for the year ended December 31, 2002. The following items constitute the expenses in cost of sales:


                                               2003           2002
                                               ----           ----
Amortization                               $  675,932     $  715,003
Bandwidth                                     368,980        322,199
Royalty costs                                 706,941        378,464
Salaries                                    1,282,446      1,326,656
Cost of Marketing Products & Misc              11,316        742,224
Sponsorship Projects                           14,165          4,756
                                            ---------      ---------
    Total                                  $3,059,780     $3,489,302


Royalty, Licensing and Other fees decreased by 13.8%, however, cost of revenues, excluding Cost of Marketing Products increased by 13.6% from the year ending December 31, 2002 to 2003. This increase results from the higher software maintenance incurred in the year ended December 31, 2003.

                                               2003                 2002               % Change
                                               ----                 ----               --------
Revenue without Marketing Services         $4,675,862  100.0%   $5,323,551  100.0%      (13.8)%

Cost of  revenues                          $3,059,780           $3,489,302
Less Cost of Marketing Products               (11,316)            (742,224)
                                            ---------            ---------
   Adjusted cost of revenues                3,048,464   65.2%    2,747,078   51.6%       13.6%

Selling expenses decreased by $191,000 to $282,759 in the year ended December 31, 2003 from $473,759 in the year ended December 31, 2002.

Selling expenses consisted of the following items:

                                         2003           2002
                                         ----           ----
Advertising & marketing                $ 74,405       $214,589
Payroll, travel and other expenses      207,354        259,170
                                        -------        -------
   Total                               $282,759       $473,759

The reduced expenditures resulted from a limited number of new account opportunities, the scaling back of promotional efforts while the focus was on the maintenance of our existing product line and the redesign of our next generation version. In addition, our Director of Sales was employed through the third quarter.

General and administrative expenses for the years ended December 31, 2003 and 2002 were comprised of the following items:

                                                  2003              2002
                                                  ----              ----
Bad debt expense (recovery)                   $   37,116        $  (41,213)
Depreciation & amortization                      437,460           348,760
Office expense, travel and other expenses        612,808           506,016
Rent                                             196,943           182,132
Salaries and wages                               765,327           518,257
Legal and professional expenses                  450,242           367,688
Moving Expenses                                  308,737                 -
                                               ---------         ---------
     Total                                    $2,808,633        $1,881,640

The increase in Depreciation and Amortization of $88,700 from $348,760 for the year ended December 31, 2002 to $437,460 for the year ended December 31, 2003 is attributable to the higher investment in equipment used to support the administrative functions. The increase of $106,792 in Office expense, travel and other expenses relates primarily to increased computer support services and insurance costs. The increase in rent expense was attributable to the cost of larger offices in Miami to accommodate personnel moved from Curacao and the duplication of overlapping rents incurred during the moves. Salary and wages increased $247,070. This increase has been identified as a result of three factors: new hire executive positions including the CFO and the VP of Marketing and Business Development; severance costs on terminated employees and the higher allocation of payroll costs by virtue of the reduced amount of capitalized software costs. Employee headcounts decreased by 17, from 46 employees at December 31, 2002 to 29 employees at December 31, 2003, while payroll expense decreased by only $138,195. This disproportionate decrease resulted from additional costs incurred in severance packages and the overlapping of replacement positions. Payroll costs are distributed over several cost categories as follows:

Salary, wages and related costs included in -

                                                  2003              2002
                                                  ----              ----
   Capitalized software                       $  154,228        $  689,525
   Selling Expenses                              171,521           258,170
   Cost of Revenues                            1,868,437         1,631,755
   General and Administrative expenses           765,326           518,257
                                               ---------         ---------
      Total payroll costs                     $2,959,512        $3,097,707



Legal and professional expenses increased $82,554 for the year ended December 31, 2003 from the year ended December 31, 2002. This increase was primarily due to the legal expense as a result of a dispute with a shareholder/former officer as further described in Item 3 - Legal Matters.


Liquidity and Capital Resources
-------------------------------
 Cash provided from operating activities totaled $862,297 for the year ended December 31, 2003 compared to $2,392,691 for the year ended December 31, 2002. The decrease of $1,530,394 resulted from lower collections on accounts receivable, higher collections on notes receivable and a lower increase in accounts payable. The higher cash flow during 2002 resulted from agreements reached with a major licensee on the payment of prior receivables and receivables converted to notes. It is anticipated that in 2004 cash flows will align with operating income and non-cash expenditures, as the notes from the major licensee will have been paid off.

The cash provided by operations was employed in purchasing additional equipment in the amount of $239,636, development of software in the amount of $161,326 and payments on notes payable and capital leases in the amount of $240,721. Our cash position at December 31, 2003 was $434,895; an increase of $174,401 over our cash position at December 31, 2002. We anticipate slightly higher equipment purchases in 2004 in comparison to 2003 and we are obligated to pay notes payable and capital leases in the amount of $325,171. We anticipate a substantially higher investment in development of software in 2004 as that incurred in 2003. Overall, we believe cash flows from operations should be sufficient to meet our needs for working capital in both the short term and long term. We will, however, require funding for our anticipated investment in capitalized software in 2004. Management has taken steps to obtain the needed funding.

We do not have any off-balance sheet financing arrangements nor do we have any arrangements through any special purpose entities. We do not have any short term or long term lending facilities. By the nature of payment terms with our licensees, any increase in growth is expected to be supported by our operating cash flow. We are continuing to explore various financing options for future needs.

As mentioned under ITEM 1. DESCRIPTION OF BUSINESS, Economic Dependencies, we receive a substantial portion of royalty fee revenue from two licensees. In 2003 and 2002, royalties and other fees from those licensees were $4,451,626 or 95% or Total Revenue and $4,606,393 or 75% of Total Revenue respectively. At December 31, 2003 accounts receivable from both licensees totaled $552,275 or 85.6% of total receivables and at December 31, 2002, accounts and notes receivable from the same licensees were $1,433,505. For December 31, 2002, one licensee represented 38% of total accounts receivable and 100% of notes receivable, and the other 14% of total accounts receivable. As we expand our sales activities and product offerings in 2004, we anticipate reducing this economic dependency.


Contractual Obligations
-----------------------

------------------------------------------------------------------------------------------------------------------
                                                                                                   More than 5
Contractual Obligations               Total       Less than 1 year    1-3 years     3-5 years         years
------------------------------------------------------------------------------------------------------------------
Long-Term Debt
                                        263,310             200,829        62,481
------------------------------------------------------------------------------------------------------------------

Capital Lease Obligations               196,853              79,289       117,564             -                 -
------------------------------------------------------------------------------------------------------------------

Operating Leases                      1,530,319             535,807       778,755       215,757                 -
------------------------------------------------------------------------------------------------------------------

Purchase Obligations                          -
------------------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP                      -
------------------------------------------------------------------------------------------------------------------
Total
                                      1,990,481             815,925       958,799       215,757                 -
------------------------------------------------------------------------------------------------------------------

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

- We face intense price-based competition for licensing of our products. Price competition is often intense in the software market, especially for internet gaming software providers. Many of our competitors have significantly reduced the price of their products. Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins.

- We are dependent on the services of key individuals and the loss of any of these individuals could significantly affect our ability to operate our business. We do not maintain key man life insurance on any of our personnel.

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

- Our software products and web site may be subject to intentional disruption. While we have not been the target of software viruses or other attacks specifically designed to impede the performance of our products or disrupt our Web site, such viruses or other attacks have been deployed against our licensees and could be created and deployed against our products or Web sites in the future. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our licensees' Web sites from time to time. A hacker who penetrates our network or our licensees' Web sites could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and hackers.

- Unexpected rapid growth could result in significant management challenges. We are still an early stage company. Any rapid growth will place significant pressure on our limited resources and infrastructure. Our officers would need to implement and improve our operational, administrative and financial systems and controls and effectively expand, train and manage our employee base. Although we do not anticipate any rapid growth in the short term, for our long term business plan to be successful, we will be required to manage an increasing number of relationships with various licensees, partners and other third parties.

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

- Other risk issues
 We have pursued, are currently pursuing and, in the future may pursue, new technologies and businesses internally and through joint venture, acquisitions and combinations which involve significant risks. Any such joint venture, acquisition or combination may involve, among other things, the issuance of equity securities, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which have adversely affected, or may adversely affect, our results of operations and financial condition. Our ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, will likely require significant expansion of our operations. There is no assurance that we will have or be able to obtain the necessary resources to satisfactorily affect such expansion, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition future joint ventures, acquisitions and or combinations by the Company may involve risks of, among other things, entering markets or segments in which we have no or limited prior experience, the potential loss of key employees of the acquired company and/or difficulty, delay or failure in the integration of the operations, management, personnel and business of any such new business with our business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on our business, financial condition and results of operations. Moreover, there can be no assurance that the anticipated benefits of any specific acquisition or of any internally developed new business segment or business combination will be realized.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements on page F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None


ITEM 8A. CONTROL AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2003, the period cover by the Annual Report on Form 10-KSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our directors and their ages as of December 31, 2003 are as follows:

Name                       Age   Position                  Period of Service
-----                      ---   --------                  -----------------
Bryan Abboud............   33    Chief Executive Officer   January 2002 -
                                 and Director              Present

Thomas Glaza............   69    Director and              February 2001 -
                                 Chairman of the Board     Present


Dave Stein...............  57    Director                  January 2002 -
                                 Present

James Doukas.............  69    Director                  April 2002 -
                                 Present


 Certain biographical information concerning the Directors and executive officers of the Company as of December 31, 2003 is set forth below. Such information was furnished by them to the Company.

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

THOMAS GLAZA accepted his appointment as Chairman of the Company's Board of Directors in February 2001. He is serving on the Company's compensation committee and audit committee. He retired from the MAPICS Corporation in March 2000. Between 1988 and 1998, Mr. Glaza held a variety of positions with MAPICS Corporation, including Vice President of Marketing and Business Development. His duties involved contract negotiations, establishing internal corporate strategy, traditional activities of marketing, and co-ordination programs with the corporate marketing organization. From 1981 to 1988, Mr. Glaza founded GMD, a private software development and services firm with revenues of $10 million per year. He served as chief executive officer and chief operating officer. From 1973 to 1980, Mr. Glaza held various managerial positions in the Manufacturing Industry Marketing Department of the General Systems Division of the IBM Corp. in Atlanta, which led to the development of the highly successful manufacturing control systems known as MAPICS. From 1970 to 1973, he was the marketing manager for the IBM Branch Office in Portland, Oregon. In 1959, Mr. Glaza received his MBA from the University of Michigan, majoring in statistics and marketing. In 1957, Mr. Glaza graduated with a Bachelor of Business Administration from the University of Michigan where he majored in marketing and finance.

DAVE STEIN has been a director of the Company since January 31, 2002. He is serving as chairman of the Company's audit committee and as a member of the Company's compensation committee. For the past decade, Mr. Stein has focused on consulting with and coaching sales executives and their teams in 48 states and 20 countries to win business. He is the author of How Winners Sell: 21 Proven Strategies to Outsell Your Competition and Win the Big Sale, which defines the strategies and related tactics for sales professionals to thrive in our new world of information overabundance, intense competition, and product and service commodization. Mr. Stein has worked with large enterprises such as IBM, Hewlett-Packard, ALLTEL, Bayer, NEC, Siemens, Oracle, Invensys, Pitney Bowes, MCI, AT&T, Unisys, Ciber, and McGraw-Hill, as well as many smaller companies. He has been the president of The Stein Advantage, Inc., a sales consulting company, from July 1997 to the present, and was the Director of Worldwide Business Development for Marcam Corporation from 1995 to 1997. From 1980 until he founded The Stein Advantage in 1997, Mr. Stein was employed by several leading-edge high technology companies in a number of roles: programmer, systems engineer, sales representative, sales manager, Director of Worldwide Sales Development, VP of Sales, VP of Marketing, VP of International Operations, VP of Client Services and VP of Strategic Alliances. In the early 1990's Mr. Stein lived and worked in Europe initiating, organizing and establishing the international operations for Datalogix International. He is a member of the National Speakers Association and the Strategic Account Management Association (SAMA). Mr. Stein graduated from the City College of New York with a Bachelor of Arts degree and pursued postgraduate studies at the City University of New York.

JAMES DOUKAS has been a director of the Company since April 9, 2002. Mr Doukas is chairman of the Company's compensation committee and a member of its audit committee. Mr. Doukas served in the military for over 32 years and was responsible for formulating and executing multi-million dollar budgets, leading large organizations of over 3,500 personnel, negotiating sensitive agreements with foreign governments, and conducting strategic planning at the national level. From 1988 to 1998, he was executive vice president of RJ Moore and Associates, a start up engineering firm for which he had regional responsibility in sales, marketing, and personnel recruitment. Mr. Doukas received a Bachelor of Arts degree from St. Benedicts College and a Master of Arts degree from George Washington University.

            OTHER EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

Set forth below is biographical and other information concerning the Company's non-director executive officers and other significant employees.

Name                          Age         Position
----                          ---         --------
James Herrera                 46          VP Business Development and
                                          Strategic Marketing
Clinton H. Snyder             48          Chief Financial Officer

CLINT SNYDER has been Chief Financial Officer of the Company since January 21, 2003. Mr. Snyder served as Chief Financial Officer of TVC Telecom, Inc. (formerly Legacy Software, Inc.) from November 1998 to January 2002. From 1992 to 1998, he served as a business consultant, financial and tax strategist for companies throughout the New England area in his position as President of CFO Business Services, Inc. From 1990 to 1992, he served as Vice President of Finance for Innovative Telecom Company, Inc., a telecommunications provider. From 1985 to 1990 he served as Executive Officer for Finance and Administration with North American Beauty Services, Inc., a wholesale and retail distributor of consumer based personal care products. From 1982 to 1985 he served as Finance Officer for a multi-national construction products and real estate development firm in Baltimore, Maryland. From 1975 to 1982 he served as auditor and business consultant with the public accounting firm of Stegman & Associates. Mr. Snyder currently serves on the Board of TVC Telecom, Inc., a publicly traded telecommunications company.

JAMES HERRERA, Vice President of Business Development and Strategic Marketing, joined the Company May 1, 2003 from ESV Ltd., where he was Chief Operating Officer and V.P. of Business Development. Previously, he served as Director of Professional Services with Active Decisions Inc. and was Chief Executive Officer of EnterMedia Network Inc. from 1997 through 2001. Prior to that, Mr. Herrera was the V.P. of Applications Development at Competitive Media Reporting, a joint venture of VNU and Arbitron, Director of New Media Platforms and Content in the Strategic Business Division of Creative Labs, Inc. and had served in U.S. Distribution for Apple Computer.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
 Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10% of a registered class of our Company's equity securities, to file reports of ownership and changes in ownership with respect to the securities of our Company with the SEC and to furnish copies of these reports to our Company. Mr. Herrera has not filed a required Form 3 and Mr. Abboud has not filed a required Form 4 during 2003.


ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2003, 2002 and 2001 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of its chief executive officer and the other most highly compensated officers who are executive officers (the Named Executive Officers) for the appropriate years.

                             SUMMARY COMPENSATION TABLES



                                                               Long Term Compensation
                                  Annual Compensation            Awards           Payouts
                          -----------------------------  -----------------------  -------
                                                         Restricted   Securities
                                           Other Annual    Stock      Underlying   LTIP       All Other
Named Officer     Year   Salary    Bonus   Compensation    Awards      Options    Payouts   Compensation
-------------     ----  --------   -----   ------------  ----------   ----------  -------   ------------
Bryan Abboud      2003  $156,000  $22,884      -0-          - 0 -       30,000     - 0 -        - 0 -
 President        2002  $156,000  $26,991      -0-          - 0 -       42,000     - 0 -        - 0 -
                  2001  $120,000  $15,000   $33,708(1)      - 0 -       50,000     - 0 -        - 0 -

James Herrera (2) 2003  $ 84,500  $12,816   $15,000(2)      - 0 -       30,000     - 0 -        - 0 -
 VP Business Development
 and Strategic Marketing

Clinton Snyder(3) 2003  $117,115  $ 9,331      -0-          - 0 -       30,000     - 0 -        - 0 -

   (1) Bryan Abboud received reimbursement for living expenses.
   (2) James Herrera commenced employment May 1, 2003. Other compensation represents a moving allowance.
   (3) Clinton Snyder commenced employment January 21, 2003.

                      Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)



                 Number of       Percent of Total
                Securities         Options/SARs        Exercise of
                Underlying          Granted to          Base Price
Name           Options/SARS  Employees in Fiscal Year  Price ($/Sh)  Expiration Date
-------------  ------------  ------------------------  ------------  ---------------

Bryan Abboud      30,000               16.5%            $0.08/Share  December 31, 2013
James Herrera     22,500               12.4%            $0.08/Share  December 31, 2013
Clinton Snyder    30,000               16.5%            $0.08/Share  December 31, 2013

Directors' Compensation
 All non-employee directors receive annual options to purchase 15,000 shares each of the Company's common stock. Such options bear exercise prices equal to the weighted average of the common stock's closing price for the three (3) months prior to the granting of such options. Awarding occurs at the beginning of the year and vesting occurs as the year transpires or upon termination of the Director. All Directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business. Effective January 1, 2003, all non-employee directors received in addition to the options, $1,000 per meetings held on site, and no compensation for telephonic meetings.

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

Stock Options Held at December 31, 2003
 The following table indicates the total number of exercisable and unexercisable stock options held by each executive officer named in the Summary Compensation Table as of December 31, 2002. No options to purchase common stock were exercised during the year ended December 31, 2002 and no stock appreciation rights were outstanding during the same period. The closing price of our common stock at December 31, 2003, was $0.08, which was below the exercise price of all issued and outstanding options, excluding those issued December 31, 2003.

Aggregated Option Exercises in Last Fiscal Year
And Fiscal Year-End Option Values


                            Number of Unexercised       Value of Unexercised
                            Securities Underlying          In-the-Money
                              Options at Options at
                       Fiscal Year End Fiscal Year End($)
                             ---------------------     ---------------------
Name                      Exercisable/Unexercisable   Exercisable/Unexercisable
-----------------------    ---------   -----------     ---------   ---------
Bryan Abboud                441,938      51,000          -0-         -0-
James Herrera                 -0-        22,500          -0-         -0-
Clinton Snyder                -0-        30,000          -0-         -0-

There were no options exercised during the year ended December 31, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
 The following table sets forth information as of March 25, 2004, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the 10,560,296 outstanding shares of Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:

--------------------------------------------------------------------------------------------------------------------
     Class of Stock                  Name and Address of                Number of Shares       Percent of Class (1)
                                      Beneficial Owner               Beneficially Owned (1)    --------------------
                                      ----------------               ------------------
--------------------------------------------------------------------------------------------------------------------
      Common Stock                    Steven Abboud (2)
                                     16569 Summit Drive                     2,331,401                  22%
                                       Omaha, NE 68136
--------------------------------------------------------------------------------------------------------------------
      Common Stock                    Joann Abboud (3)
                                     60 Seagate Dr. #703                     821,649                   7.8%
                                      Naples, FL 34103
--------------------------------------------------------------------------------------------------------------------
      Common Stock                         (2)(4)
                               Shining Star Investments, Inc.                906,358                   8.6%
                                     16569 Summit Drive
                                       Omaha, NE 68136
--------------------------------------------------------------------------------------------------------------------
                               Executive Officers &Directors
--------------------------------------------------------------------------------------------------------------------
      Common Stock                    Bryan Abboud (4)
                                     703 Waterford Way                      3,354,209                  32%
                                          Suite 690
                                    Miami, Florida 33126
--------------------------------------------------------------------------------------------------------------------
      Common Stock                       Dave Stein
                                     703 Waterford Way                          0
                                          Suite 690
                                    Miami, Florida 33126                                               n/a
--------------------------------------------------------------------------------------------------------------------
      Common Stock                      James Doukas
                                     703 Waterford Way                       12,858                less than 1%
                                          Suite 690
                                    Miami, Florida 33126
--------------------------------------------------------------------------------------------------------------------
      Common Stock                    Thomas Glaza (5)
                                     703 Waterford Way                       88,420                less than 1%
                                          Suite 690
                                    Miami, Florida 33126
--------------------------------------------------------------------------------------------------------------------
      Common Stock                     James Herrera
                                     703 Waterford Way                          0                      n/a
                                          Suite 690
                                    Miami, Florida 33126
--------------------------------------------------------------------------------------------------------------------
      Common Stock                      Clint Snyder
                                     703 Waterford Way                          0                      n/a
                                          Suite 690
                                    Miami, Florida 33126

--------------------------------------------------------------------------------------------------------------------
                            ALL EXECUTIVE OFFICERS &                       3,446,229                  33%
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

(4) Includes 102,192 shares held by Shining Star Investments, Inc., of which Bryan Abboud owns 12.5%, and also includes 422,138 shares beneficially owned by Bryan Abboud by virtue of his ownership of options to purchase: (i) 78,938 shares of common stock through December 31, 2008, at an exercise price of $0.50 per share; (ii) 132,000 shares of common stock through December 31, 2009, at the exercise price of $0.50 per share; (iii) 150,000 shares of common stock through January 29, 2005, at an exercise price of $1.00 per share; (iv) 50,000 shares of common stock through December 31, 2011, at an exercise price of $0.71 per share;
(v) 20,000 shares of common stock through January 29, 2005, at an exercise price of $1.25 per share; (vi) 16,000 shares of common stock through December 31, 2012, at an exercise price of $0.50 per share; and (v) 7,500 shares of common stock through December 31, 2013, at an exercise price of $0.08 per share.

(5) Includes options to purchase 42,000 shares of common stock, at an exercise price of $0.50 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
 Mr. Steven Abboud, a shareholder and former officer and director of the Company, and Mr. Bryan Abboud, Chief Executive Officer and President of the Company and Managing Director of IGW Software, NV, are brothers and both are sons of Joann Abboud, who owns 7.8% of the Company's Common Stock and are the principal beneficial owners of 87.5% and 12.5%, respectively, of the voting stock of Shining Star Investments, Inc., a shareholder of the Company.

Joann Abboud loaned the Company $92,000 for operational expenses which is secured by a promissory note bearing interest at fifteen percent (15%) per year and was due and payable in full on December 31, 2003.

Subsequent to year end, we paid $51,000 on the note to Mrs. Abboud and have issued a new note for the remaining balance of $41,000 payable in ten monthly installments of $4,329, which includes interest at 12% per year.

No transaction, proposed transaction or series of transactions occurred in the last two years and through the date of this filing directly or indirectly, between the Company and any director or executive officer that exceeded $60,000 during the last two years.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

   ITEM (601)                    DOCUMENT
   ----------                    --------
  *    3.1     Articles of Incorporation.

  **   3.2     By-laws

  *    21.1    Subsidiaries

       31.1    Certification

       32.2    Certification
------------------

           *  Filed with the Company's registration statement on form 10-SB,

          ** Filed with form 8-K on September 25, 2002.

         (b) We filed no Form 8-Ks during the fourth quarter of this Fiscal Year ended December 31, 2003.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The aggregate fees billed by Mahoney Cohen & Company, CPA, P.C. for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2003 and 2002 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for those fiscal years were $_______ and $33,000, respectively.

Audit-Related Fees

         Mahoney Cohen & Company, CPA, P.C. did not render any professional services for information technology services relating to financial information systems design and implementation for the fiscal years ended December 31, 2003 and December 31, 2002.

Tax Fees

         Mahoney Cohen & Company, CPA, P.C. did not render any professional services for tax compliance, tax advice, or tax planning during 2003. The fees associated for the preparation of the 2003 and 2002 Corporate tax returns were approximately $_____, and $7,010 respectively.

All Other Fees

The aggregate fees billed by Mahoney Cohen & Company, CPA, P.C. for services rendered to the Company, other that the services described under "Audit Fees" and "Audit-Related Fees" and tax fees amount to $-0- and $_____ for the fiscal years December 31, 2003 and 2002, respectively. In discharging its oversight responsibility with respect to the audit process, the Audit Committee of the Board of Directors obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence consistent with Independence Standards Board Standard No.1, "Independence Discussions with Audit Committees", discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence. The Committee also discussed with management and the independent auditors the quality and adequacy of the Company's internal controls and the outsourced audit functions, responsibilities, budgeting and staffing. The Committee reviewed with the independent auditors their audit plans, audit scope and identification of audit risks. The Committee discussed and reviewed with the independent auditors all communications required by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees", and discussed and reviewed the results of the independent auditors audit of the financial statements. The Committee also discussed the results of the internal audit examinations.

                                   SIGNATURES
 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2004.

                  Global Entertainment Holdings/Equities, Inc.


                                      By:   /s/ BRYAN P. ABBOUD
                                            -------------------
                                            Bryan P. Abboud
                                            Chief Executive Officer

                                            /s/ CLINTON H. SNYDER
                                            ---------------------
                                            Clinton H. Snyder
                                            Chief Financial Officer

 In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on April 13, 2004:

Signature                             Title                              Date
---------                             -----                              ----

/s/ BRYAN P. ABBOUD         Director, Chief Executive Officer    April 13, 2004
----------------------
Bryan P. Abboud


/s/ THOMAS GLAZA            Director and Chairman of the Board   April 13, 2004
-----------------------
Thomas Glaza


/s/ DAVID STEIN             Director                             April 13, 2004
-----------------------
David Stein


/s/ JAMES DOUKUS            Director                             April 13, 2004
-----------------------
James Doukus

                              GLOBAL ENTERTAINMENT
                             HOLDINGS/EQUITIES, INC.

                        Consolidated Financial Statements

                 For the years ended December 31, 2003 and 2002

                                      Index

                                                                         Page
                                                                         ----
Independent Auditor's Report                                              F-2

Consolidated Balance Sheet as of December 31, 2003                        F-3

Consolidated Statements of Operations for the
    Years Ended December 31, 2003 and 2002                                F-4

Consolidated Statement of Stockholders' Equity for the
    Years Ended December 31, 2003 and 2002                                F-5

Consolidated Statements of Cash Flows for the
    Years Ended December 31, 2003 and 2002                                F-6

Notes of Financial Statements                                         F-7 - F-17

                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders' and Board of Directors
Global Entertainment Holdings/Equities, Inc.
Miami, Florida


         We have audited the accompanying balance sheet of Global Entertainment Holdings/Equities, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Global Entertainment Holdings/Equities, Inc. and subsidiaries as of December 31, 2002, were audited by other auditors whose report dated March 18, 2003, expressed an unqualified opinion on those statements.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Entertainment Holdings/Equities, Inc. and subsidiaries as of December 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



Miami, Florida
February 17, 2004, except for the last paragraph of
  Note 11 as to which the date is March 24, 2004

                  ********(NOTE: NEED AUDITORS NAME)*********



              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Stockholders and Board of Directors
Global Entertainment Holdings/Equities, Inc.
Miami, Florida


We have audited the accompanying balance sheet of Global Entertainment Holdings/Equities, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Global Entertainment Holdings/Equities, Inc. and subsidiaries as of December 31, 2001, were audited by other auditors whose report dated February 5, 2002, expressed an unqualified opinion on those statements.

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


KANE, HOFFMAN & DANNER, P.A.
Certified Public Accountants

March 18, 2003

               Global Entertainment Holdings/Equities, Inc.
                        Consolidated Balance Sheet
                            December 31, 2003

Assets:

Cash and cash equivalents                              $   434,895
Restricted cash                                             50,188
Accounts receivable, net of allowance
for doubtful accounts of $4,000                            636,863
Prepaid expenses                                            57,494
Other current assets                                        14,115
                                                       -----------

   Total Current Assets                                  1,193,555
                                                       -----------

Property and equipment, net                                913,526
                                                       -----------

Other Assets:

Software developed for licensing, net                      633,458
Other assets                                                87,611
                                                       -----------

Total Other Assets                                         721,069
                                                       -----------

Total Assets                                           $ 2,828,150
                                                       ===========


Liabilities and Shareholders' Equity:

Liabilities:

Accounts payable and accrued expenses                  $   766,820
Notes payable                                              259,740
Current portion of capital lease obligations                65,431
Income taxes payable                                        84,802
Deferred rent                                               60,174
                                                       -----------

     Total Current Liabilities                           1,236,967
                                                       -----------


Capital lease obligations, excluding current portion       108,252
                                                       -----------

Commitments and contingencies

Shareholders' Equity:

Preferred stock, $.001 par value, 25,000,000
shares authorized, none issued                                  --
Common stock $.001 par value, 100,000,000
shares authorized, 10,560,296 issued                        10,561
Additional paid in capital                               3,254,320
Accumulated deficit                                     (1,334,650)
Treasury stock (183,533 shares), at cost                  (447,300)
                                                       -----------

Total Shareholders' Equity                               1,482,931
                                                       -----------

    Total Liabilities and Shareholders' Equity         $ 2,828,150
                                                       ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                  Global Entertainment Holdings/Equities, Inc.
                      Consolidated Statements of Operations
                     Years ended December 31, 2003 and 2002


                                                     2003            2002
                                                 ------------    ------------

Revenues                                         $  4,681,332    $  6,120,502

Cost of Sales                                       3,059,780       3,489,302
                                                 ------------    ------------

Gross Profit                                        1,621,552       2,631,200
                                                 ------------    ------------

Operating Expenses:

Selling expenses                                      282,759         473,759
General and administrative expenses                 2,808,741       1,881,640
                                                 ------------    ------------

Total Operating Expenses                            3,091,500       2,355,399
                                                 ------------    ------------

Income (Loss) from Operations                      (1,469,948)        275,801
                                                 ------------    ------------

Other Income (Expense):

Interest income                                        42,417          26,814
Interest expense                                      (56,219)       (106,745)
Loss on settlement of lawsuit                         (28,927)             --
Other income (expense)                                 33,124            (371)
                                                 ------------    ------------

  Total Other Income (Expense)                         (9,605)        (80,302)
                                                 ------------    ------------

  Income Before Income Tax Expense                 (1,479,553)        195,499

Income Tax Expense                                         --          28,586
                                                 ------------    ------------

  Net Income (Loss)                              $ (1,479,553)   $    166,913
                                                 ============    ============

Basic Earnings Per Share                         $      (0.14)   $       0.02
                                                 ============    ============

Diluted Earnings Per Share                       $      (0.14)   $       0.02
                                                 ============    ============

Weighted average number of shares outstanding:
Basic                                              10,322,552      10,192,243
                                                 ============    ============

Diluted                                            10,322,552      10,192,243
                                                 ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

      Global Entertainment Holdings/Equities, Inc.
              Consolidated Statements of Shareholders' Equity
         Years ended December 31, 2003 and 2002

                                   Common Stock            Additional       Retained          Treasury Shares
                             ------------------------       Paid-in        Earnings        ---------------------
                               Shares         Amount        Capital        (Deficit)       Shares       Amount           Total
                             ----------      --------      ----------     -----------      -------     ---------      -----------
Balance, December 31, 2001   10,415,722      $ 10,439      $3,228,899     $   (22,010)     183,533     $(447,300)     $ 2,770,028
Adjust prior year balances      (39,946)          (63)             --              --           --            --              (63)
Net income                           --            --              --         166,913           --            --          166,913
                             ----------      --------      ----------     -----------      -------     ---------      -----------
Balance, December 31, 2002   10,375,776      $ 10,376      $3,228,899     $   144,903      183,533     $(447,300)     $ 2,936,878
Shares issued                   184,520           185          25,421              --           --            --           25,606
Net loss                             --            --              --      (1,479,553)          --            --       (1,479,553)
                             ----------      --------      ----------     -----------      -------     ---------      -----------
Balance, December 31, 2003   10,560,296      $ 10,561      $3,254,320     $(1,334,650)     183,533     $(447,300)     $ 1,482,931
                             ==========      ========      ==========     ===========      =======     =========      ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

          Global Entertainment Holdings/Equities, Inc.
              Consolidated Statements of Cash Flows
             Years ended December 31, 2003 and 2002

                                                        2003           2002
                                                     -----------    -----------
Cash Flows from Operating Activities:

Net income (loss)                                    $(1,479,553)   $   166,913
                                                     -----------    -----------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization                          1,122,667      1,063,763
Bad Debt                                                  20,385        (41,213)
(Gain) loss on sales of fixed assets                      54,109           (371)
Loss on settlement of lawsuit                             28,927             --
Common stock and additional paid in capital
issued for services                                       25,606            (63)
Changes in assets and liabilities:
Accounts receivable                                       92,238        693,012
Trade notes receivable                                 1,019,343         78,629
Other receivables                                         16,031        (16,031)
Other current assets                                     (14,115)            --
Prepaid expenses                                          27,094        (51,063)
Other assets                                             (26,745)        43,974
Accounts payable and accrued expenses                     45,378        303,680
Income taxes payable                                          --         22,219
Deferred rent and revenue                                (69,068)       129,242
                                                     -----------    -----------

Total adjustments                                      2,341,850      2,225,778
                                                     -----------    -----------

Net cash provided by operating activities                862,297      2,392,691
                                                     -----------    -----------

Cash Flows from Investing Activities:

Purchase of equipment                                   (239,636)      (969,530)
Development of software                                 (161,326)      (715,275)
Purchase of certficate of deposit                        (50,188)            --
Proceeds from the sale of property and equipment           3,975          9,645
                                                     -----------    -----------

Net cash used in investing activities                   (447,175)    (1,675,160)
                                                     -----------    -----------

Cash Flows from Financing Activities:

Payments on capital lease obligations                    (20,946)            --
Proceeds from notes payable                               50,000             --
Payments on notes payable                               (269,775)      (646,128)
                                                     -----------    -----------

Net cash used in financing activities                   (240,721)      (646,128)
                                                     -----------    -----------

Net Increase in Cash and Cash Equivalents                174,401         71,403

Cash and Cash Equivalents - Beginning of Year            260,494        189,091
                                                     -----------    -----------

Cash and Cash Equivalents - End of Year              $   434,895    $   260,494
                                                     ===========    ===========

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest                               $    56,219    $   106,745
                                                     ===========    ===========

Cash paid for taxes                                  $        --    $     6,367
                                                     ===========    ===========

Supplemental Disclosures
Schedule of Noncash Investing and
  Financing Transactions
During the year ended December 31, 2003 the Company acquired property and equipment through capital leases amounting to $194,629. In addition, the Company issued $25,606 of common stock and additional paid-in capital for services rendered.

                  The accompanying notes are an integral part of these consolidated financial statements.

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies and General Matters
         --------------------------------------------------------------

         Organization and Description of Business
         ----------------------------------------

         Global Entertainment Holdings/Equities, Inc. (the Company) was incorporated on July 10, 1997, under the laws of the state of Colorado. The Company provides web hosting services, develops websites and software which is sold or leased to companies in the on-line gaming industry. The majority of the Company's licensees operate in the Netherlands Antilles. The Company does not engage in any gaming or wagering activities.

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, IGW Software, N.V. (IGW), a Netherlands Antilles Corporation, and Prevail Online, Inc. (Prevail). All significant inter-company transactions and balances have been eliminated in consolidation.

         Concentration of Credit Risk
         ----------------------------

         The concentration of credit risk in the Company's accounts receivable with respect to the gaming industry is mitigated by the Company's credit evaluation process and reasonably short collection terms. Although the Company generally does not require collateral, allowances for potential credit losses are maintained as needed and such losses have been within management's expectations.

         IGW receives a substantial portion of its royalty fee revenue from two customers. In 2003 and 2002, royalties and other fees from those customers were $4,424,615 and $4,606,393, respectively. At December 31, 2003 and 2002, accounts and notes receivable from those customers were $586,020 and $1,433,505, respectively.

         The Company places its cash with financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Additionally, the Company maintains approximately $422,000 in foreign bank accounts, which are not covered by the Federal Deposit Insurance Corporation.

         Cash and Cash Equivalents
         -------------------------

         For purposes of the accompanying statement of cash flows, the Company considers all funds on deposit with a maturity date within three months to be cash equivalents.

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies and
         General Matters (Continued)
         -----------------------------------------------------------------------

         Fair Value of Financial Instruments
         -----------------------------------

         The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and all debt approximate fair value due to their short maturity.

         Property and Equipment
         ----------------------

         The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease or the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.

         Software Developed for Licensing and Websites
         ---------------------------------------------

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

         Earnings per Common Share
         -------------------------

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

         Stock-Based Compensation Plans
         ------------------------------

         In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS 123), the Company has elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25, (APB 25), and related interpretations. The Company accounts for stock issued to consultants and for other services in accordance with SFAS 123.

         Foreign Currency
         ----------------

         Transactions in the Netherlands Antilles are recorded using United States dollars as the functional currency.

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies and
         General Matters (Continued)
         -----------------------------------------------------------------------

         Revenue recognition
         -------------------

         Revenues and directly related expenses are recognized in the period in which they occur. Revenues and related expenses are recognized from the sale of the licenses when persuasive evidence of an arrangement exists, delivery of access to the software has occurred, and the license fee has been determined and collectability of the license fee is probable.

         Advertising
         -----------

         Advertising expenses are charged to operations during the period which they are incurred. The Company expensed Advertising and Marketing expenditures in the amount of $76,054 and $168,743 for the years ended December 31, 2003 and 2002, respectively. These amounts are included in selling expense.

         Income Taxes
         ------------

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

         Segments of an Enterprise and Related Information
         -------------------------------------------------

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

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies and
         General Matters (Continued)
         -----------------------------------------------------------------------

         Recent Accounting Pronouncements
         --------------------------------

         In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003 but do not supersede existing authoritative guidance, including SOP 97-2. The adoption of Issue 00-21 did not have an impact on the Company's financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51. This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics. The adoption of this Interpretation did not have an impact on the Company's financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayer more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements are effective for the 2003 fiscal year. The Company adopted the disclosure provisions of SFAS No. 148.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and did not have an impact on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies and
         General Matters (Continued)
         -----------------------------------------------------------------------

         Certificate of Deposit
         ----------------------

         At December 31, 2003 the certificate of deposit was collateral for an outstanding letter of credit.

Note 2 - Property, Equipment and Depreciation
         ------------------------------------

         Property and equipment are depreciated over the estimated useful life of the asset using the straight line method of depreciation. At December 31, 2003 and 2002, the Company had property and equipment as follows:

                                                                   Estimated
                                                                  Useful Lives
                                                    2003            (Years)
                                                -----------       ------------

         Computer Equipment                     $ 1,900,038               3
         Furniture and Fixtures                     255,425               3
         Equipment under capital leases             194,629               3
         Office Improvements                         42,701               3
         Other                                      188,076               3
                                                -----------
                                                  2,580,869

         Less: accumulated depreciation and
         amortization                            (1,667,343)
                                                -----------

                                                $   913,526
                                                ===========

         Depreciation expense for 2003 and 2002, was $446,736 and $348,760, respectively and is included in general and administrative expenses. Accumulated amortization and amortization expense of equipment under capital leases amounted to $29,847 for the year ended December 31, 2003.

Note 4 - Software Developed for Licensing
         --------------------------------

         The Company expenses costs to internally create computer software until such time as technological feasibility was established. Technological feasibility is considered to be established when a detail program design is completed. After the detailed program design has been established, the Company capitalizes the costs of its software products it intends to license to the gaming and wagering industry. Software development costs will be amortized on a ratio of the current revenue to anticipated total revenue from the sales of the product or a straight-line amortization of the product cost over the estimated three year useful life of the product master. Because the product is subject to rapid technological advances, the Company has elected to amortize its computer programs and software held for licensing over a three-year period.

         Revenue from the licensing of software programs is recognized when there is persuasive evidence of an arrangement, delivery of access to the software, the fee is fixed and determined, and collectibility is probable. The license arrangements are not multiple elements, and license fees are recorded when the four conditions above are achieved. Once the arrangement has been contractually agreed upon, there are no customer cancellation privileges. Fees that the Company may be entitled to are referred to as royalties and are recognized at such time as the licensee has earned revenues through the use of the software and in accordance with the licensing agreement.

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 4 - Software Developed for Licensing (Continued)
         --------------------------------------------

         As of December 31, 2003 and 2002, the software developed for licensing is comprised of the following:

                                                                   Estimated
                                                                  Useful Lives
                                                    2003            (Years)
                                                -----------       ------------
         Proprietary software                   $ 2,547,247               3
         Websites                                   717,534               3
                                                -----------
                                                  3,264,781
         Less accumulated amortization           (2,631,323)
                                                -----------
                                                $   633,458
                                                ===========

         During the years ended December 31, 2003 and 2002, the Company capitalized $161,326 and $715,275, respectively in Proprietary Software including the Casino software, Customer Support software, and other new project software that IGW is developing. These capitalized expenses will be depreciated or amortized over a three year period. Amortization expense for the years ended December 31, 2003 and 2002, was $675,931 and $715,003, respectively, and is included in cost of sales.

Note 5 - Notes Payable

         The Company has the following obligations: 2003

         Notes to related parties and shareholders,
           bearing interest at 15%, due December 31, 2004               $ 92,000

         Note to related party and shareholder,
           bearing interest at 12% due March 31, 2004                     50,000

         Note to seller of website, bearing interest
           at 12%, due on demand                                          28,339

         Note to software developer,
           bearing interest at 8%, due demand                             89,401
                                                                        --------
         Total notes payable                                            $259,740
                                                                        ========

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 6 - Capital Leases
         --------------

         The Company leases certain equipment under non-cancellable capital lease agreement expiring in various dates through 2006. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2003:

                           Year ending December 31,          Amount
                           ------------------------         --------
                                   2004                     $ 79,289
                                   2005                       79,289
                                   2006                       38,329
                                                            --------
                                                             196,907

         Less: amounts representing interest                  23,224
                                                            --------

         Present value of minimum lease payments             173,683

         Less: current portion                                65,431
                                                            --------

         Long term portion of capital lease obligations     $108,252
                                                            ========

Note 7 - Stock Options
         -------------

         During 2003 and prior, the Company granted stock options to certain key IGW and other company employees pursuant to the Company's Stock Option Plan. Stock issued to employees and directors have been recorded at the intrinsic value, if any, in accordance with APB 25. The exercise price of options issued was in excess of the trading prices at date of issue.

         The following information is presented with respect to the Company's stock options:

                                             Number of                Remaining
                                              Shares        Average  Contractual
                                              Under         Exercise   Average
                                             Option          Price      Life
                                            ---------      --------  -----------
         Outstanding at December 31, 2001   1,774,343        $ 1.26
            Granted                           458,375           .48      10
            Expired or cancelled             (475,500)        (1.29)
                                            ---------
         Outstanding at December 31, 2002   1,757,218           .98
            Granted                           227,167           .08      10
            Expired or cancelled              (24,000)        (1.47)
                                            ---------
         Outstanding at December 31, 2003   1,960,385           .87
                                            =========

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 7 - Stock Options (Continued)
         -------------------------

         Had compensation expense been recorded for the Company's awards based on fair value as calculated using the "Black Scholes" Model at the grant dates consistent with the methodologies of SFAS No. 123, the Company's reported net income (loss) available to common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

         For the years ended December 31:          2003           2002
                                              -------------    -----------

         Net income (loss) available to
           common shareholders:
            As reported                       $  (1,479,553)  $    166,913
            Deduct stock based compensation         (31,767)       (28,764)
                                              -------------    -----------
            Pro forma                         $  (1,511,320)  $    138,149
                                              =============    ===========

         Basic earnings (loss) per share:
            Common share as reported                  (0.14)          0.02
            Common share pro forma                    (0.15)          0.01

         Diluted earnings (loss) per share:
            Common share as reported                  (0.14)          0.02
            Common share pro forma                    (0.15)          0.01

         Under SFAS 123, the value of options granted during 2003 and 2002 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate 4% for 2003 and 2002, dividend yield - 0% for 2003 and 2002, volatility 98.7% and 86% for 2003 and 2002, and a remaining life of the option ranging from 6 to 10 years for 2003 and 2002.

Note 8 - Earnings Per Share
         ------------------

              Earnings per share has been calculated in accordance with SFAS No.
128. Basic earnings (loss) per share is computed by dividing the earnings and losses allocated to each class of equity by the weighted average number of shares outstanding for each class during the period. Diluted earnings (loss) per share is computed the same as basic earnings (loss) per share except the denominator is adjusted for the effect of common share equivalents outstanding.

                  The following additional information is presented with respect to the Company's earnings per share amounts:

                                                                      Per Share
         FOR THE YEAR ENDED DECEMBER 31, 2003                           Amount
                                                                      ---------
         Earnings per Common Share

         Net loss available to common shareholders     $(1,479,553)
                                                       ===========
         Weighted average common shares outstanding     10,322,552      $(0.14)
                                                       ===========      ======

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 8 - Earnings Per Share (Continued)
         ------------------------------

         As of December 31, 2003 the Company had no convertible instruments that could create a dilutive effect on outstanding shares.


                                                                      Per Share
         FOR THE YEAR ENDED DECEMBER 31, 2002                           Amount
                                                                      ---------

         Earnings per Common Share

         Net income available to common shareholders    $   166,913
                                                        ===========
         Weighted average common shares outstanding      10,192,243      $0.02
                                                        ===========      =====

         During 2002, the conversion of the convertible debt was not dilutive. During 2003 and 2002 the exercise price of the options outstanding was greater than the market price, and accordingly these options were not considered dilutive.

Note 9 - Income Taxes
         ------------

         Income tax expense for the years ended December 31, 2003 and 2002 is summarized as follows:

                                 2003     2002
                                -----   -------
         Federal                $  --   $    --
         State                     --        --
         Netherlands Antilles      --    28,586
                                -----   -------
         Income tax expense     $  --   $28,586
                                =====   =======

         The Company's tax expense differs from the "expected" tax expense for the year ended December 31, 2003 and 2002 (computed by applying the Federal Corporate tax rate of 34%), as follows:

                                                              2003       2002
                                                           ---------  ---------

         Computed "expected" tax benefit (expense)         $ 503,048  $ (71,808)
         Effect of income of foreign subsidiary
           taxed at foreign tax rate                        (376,706)    43,222
         Change in valuation allowance                      (126,342)        --
                                                           ---------  ---------
         Income tax expense                                $      --  $ (28,586)
                                                           =========  =========

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 9 -  Income Taxes (Continued)
          ------------------------

          The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows at December 31:

                                                2003           2002
                                            -----------    -----------
          Net operating loss carryforwards   $ 1,138,441    $ 1,012,099
          Deferred tax valuation allowance    (1,138,441)    (1,012,099)
                                             -----------    -----------

          Income tax expense                 $        --    $        --
                                             ===========    ===========

          As of December 31, 2003, the Company had net operating loss carryforwards of approximately $4,459,000 for income tax purposes. The losses expire in various dates ranging from 2008 through 2023. For the year ended December 31, 2003, the effective income tax rate differs from statutory rate mainly due to the tax rate of the foreign subsidiary. .

Note 10 - Operating Leases
          ----------------

          The Company leases its office facilities and computer equipment under various operating leases expiring on various dates through June 2008. In addition, the Company leases server space under an operating lease agreement expiring in June 2006. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2003:

          Year ending December 31,
          ------------------------
                    2004                          $ 536,000
                    2005                            471,000
                    2006                            308,000
                    2007                            143,000
                    2008                             73,000
                                                 ----------
          Total minimum lease payments           $1,531,000
                                                 ==========

          Rent expense for the years ended December 31, 2003 and 2002 amounted to approximately $197,000 and $182,000, respectively.

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 11 - Contingencies
          -------------

          Legislative Risks and Uncertainties
          -----------------------------------

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

          Litigation
          ----------

          On November 27, 2002, the Company filed a complaint against a shareholder and former officer for counts of breach of fiduciary duty, fraud, conversion, business defamation, misappropriation, and declaratory relief. The shareholder has filed to dismiss on the premise that there is lack of personal jurisdiction. As of December 31, 2003 the outcome of this matter is undeterminable.

          On March 25, 2004, the Company entered into a settlement agreement in relation to this matter. The agreement provides for total consideration in cash and notes payable of $644,000. As part of the settlement, the Company received 2,859,919 shares of its common stock which will be classified as treasury stock. The settlement resulted in a loss of approximately $28,000 which is included in the accompanying statement of operations.

Note 12 - Related Party Transactions
          --------------------------

          During 2003 and 2002, the Company incurred expenses of $41,162 and $30,250, respectively for professional services rendered by a director and officer of the Company.

          The total amount of interest paid and charged to operations to related parties during 2003 and 2002 totaled $47,417 and $39,984, respectively.

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 13 - Segment Information
          -------------------

          The Company has adopted FASB Statement No. 131, "Disclosures About Segments of a Business Enterprise and Related Information." The Company is managed in two geographical Segments; The United States of America and Curacao, Netherlands Antilles.

                                                                     Software
                                                   Management       Development
                                                 and Marketing     (Netherlands
                                                 Services (USA)      Antilles)         Total
                                                 --------------    ------------     -----------
          December 31, 2003

              Revenues                            $        --      $ 4,681,332      $ 4,681,332
              Operating Income (Loss)                (202,041)      (1,267,907)      (1,469,948)
              Total Assets                            417,174        2,410,976        2,828,150
                Depreciation and Amortization          65,681        1,056,986        1,122,667

          December 31, 2002

              Revenues                            $    38,200      $ 6,082,302      $ 6,120,502
              Operating Income (Loss)              (1,329,226)       1,605,027          275,801
              Total Assets                             80,955        4,241,997        4,322,952
                Depreciation and Amortization         208,781          854,982        1,063,763