Form 10KSB/A
period 2003-12-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2004-04-20
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                                AMENDMENT NO. 1

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to __________________

Commission file number: 000-27637

                  Global Entertainment Holdings/Equities, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Colorado                                47-0811483
             --------                                 ---------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

703 Waterford Way Ste 690, Miami FL                                    33126
-------------------------------------------                             -----
(Address of principal executive offices)                            (Zip Code)


------------------------------------------------                        -----
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

We receive a substantial portion of our royalty revenues from two customers. These two customers represented 95% of our 2003 revenues and 75% of our 2002 revenues. The loss of these customers may have a significant adverse effect on our operations.

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

As a result of these moves, we recorded moving and contract cancellation costs of $308,738 during 2003.


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

         o        Implemented 135 feature requests made by our Licensees.

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

Results of Operations
---------------------

We experienced a net loss for the year ended December 31, 2003 of $(1,479,553) compared to net income of $166,913 for the year ended December 31, 2002. The primary elements contributing to the current year loss as compared to the previous year's net income, are comprised of the following:

        Reduction in Gross Profit                                 $1,009,648
        Costs of moving hosting facilities and offices               308,737
        Maintenance of software in lieu of development               553,949
        Legal and professional related to shareholder lawsuit        104,329
                                                                   ---------
                                                                  $1,976,663

Sales decreased $1,439,170, or 23% to $4,681,332 for the year ended December 31, 2003 from $6,120,502 for the year ended December 31, 2002. This decrease primarily resulted from the curtailment of marketing services activities and a decrease in royalty revenues. The following outlines our revenues by category:

                                               2003            2002
                                               ----            ----
Marketing Services                        $   30,230      $  796,951
Royalty, Licensing and Other Fees          4,310,675       4,967,272
Hosting Services                             340,427         356,279
                                          ----------      ----------
  Total                                   $4,681,332      $6,120,502


Marketing services were curtailed in 2002, as expenses exceeded income in both 2001 and 2002. Royalty, Licensing and Other Fees decreased by $656,597. This decrease was due to a contractual decrease in our royalty rate with one of our major Licensees and an overall decline in Licensee revenue resulting from increased transaction costs and higher allowances and uncollectible accounts from their players.

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

Royalty, Licensing and Other fees decreased by 12.6%, however, cost of revenues, excluding Cost of Marketing Products increased by 13.6% from the year ending December 31, 2002 to 2003. This increase results from the higher software maintenance incurred in the year ended December 31, 2003.

                                               2003                 2002               % Change
                                               ----                 ----               --------
Revenue without Marketing Services         $4,651,102  100.0%   $5,323,551  100.0%      (12.6)%

Cost of  revenues                          $3,059,780           $3,489,302
Less Cost of Marketing Products               (11,316)            (742,224)
                                            ---------            ---------
   Adjusted cost of revenues                3,048,464   65.5%    2,747,078   51.6%       13.6%

Selling expenses decreased by $191,000 to $282,759 in the year ended December 31, 2003 from $473,759 in the year ended December 31, 2002.

Selling expenses consisted of the following items:

                                         2003           2002
                                         ----           ----
Advertising & marketing                $ 75,405       $214,589
Payroll, travel and other expenses      207,354        259,170
                                        -------        -------
   Total                               $282,759       $473,759

The reduced expenditures resulted from a limited number of new account opportunities, the scaling back of promotional efforts while the focus was on the maintenance of our existing product line and the redesign of our next generation version. In addition, our Director of Sales was employed through the third quarter.

General and administrative expenses for the years ended December 31, 2003 and 2002 were comprised of the following items:

                                                  2003              2002
                                                  ----              ----
Bad debt expense (recovery)                   $   37,116        $  (41,213)
Depreciation & amortization                      437,460           348,760
Office expense, travel and other expenses        612,916           506,016
Rent                                             196,943           182,132
Salaries and wages                               765,327           518,257
Legal and professional expenses                  450,242           367,688
Moving Expenses                                  308,737                 -
                                               ---------         ---------
     Total                                    $2,808,741        $1,881,640

The increase in Depreciation and Amortization of $88,700 from $348,760 for the year ended December 31, 2002 to $437,460 for the year ended December 31, 2003 is attributable to the higher investment in equipment used to support the administrative functions. The increase of $106,900 in Office expense, travel and other expenses relates primarily to increased computer support services and insurance costs. The increase in rent expense was attributable to the cost of larger offices in Miami to accommodate personnel moved from Curacao and the duplication of overlapping rents incurred during the moves. Salary and wages increased $247,070. This increase has been identified as a result of three factors: new hire executive positions including the CFO and the VP of Marketing and Business Development; severance costs on terminated employees and the higher allocation of payroll costs by virtue of the reduced amount of capitalized software costs. Employee headcounts decreased by 17, from 46 employees at December 31, 2002 to 29 employees at December 31, 2003, while payroll expense decreased by only $138,195. This disproportionate decrease resulted from additional costs incurred in severance packages and the overlapping of replacement positions. Payroll costs are distributed over several cost categories as follows:

Salary, wages and related costs included in -

                                                  2003              2002
                                                  ----              ----
   Capitalized software                       $  154,228        $  689,525
   Selling Expenses                              171,521           258,170
   Cost of Revenues                            1,868,436         1,631,755
   General and Administrative expenses           765,327           518,257
                                               ---------         ---------
      Total payroll costs                     $2,959,512        $3,097,707



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

As mentioned under ITEM 1. DESCRIPTION OF BUSINESS, Economic Dependencies, we receive a substantial portion of royalty fee revenue from two licensees. In 2003 and 2002, royalties and other fees from those licensees were $4,424,615 or 95% or Total Revenue and $4,606,393 or 75% of Total Revenue respectively. At December 31, 2003 accounts receivable from both licensees totaled $586,020 or 85.6% of total receivables and at December 31, 2002, accounts and notes receivable from the same licensees were $1,433,505. For December 31, 2002, one licensee represented 38% of total accounts receivable and 100% of notes receivable, and the other 14% of total accounts receivable. As we expand our sales activities and product offerings in 2004, we anticipate reducing this economic dependency.


Contractual Obligations
-----------------------

------------------------------------------------------------------------------------------------------------------
                                                                                                   More than 5
Contractual Obligations               Total       Less than 1 year    1-3 years     3-5 years         years
------------------------------------------------------------------------------------------------------------------
Long-Term Debt
                                        259,740             200,829        58,911
------------------------------------------------------------------------------------------------------------------

Capital Lease Obligations               196,907              79,289       117,618             -                 -
------------------------------------------------------------------------------------------------------------------

Operating Leases                      1,531,000             536,000       922,000        73,000                 -
------------------------------------------------------------------------------------------------------------------

Purchase Obligations                          -
------------------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP                      -
------------------------------------------------------------------------------------------------------------------
Total
                                      1,987,647             816,118     1,098,529        73,000                 -
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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements on page F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The 2002 financial statements were audited by Kane, Hoffman & Danner. Kane, Hoffman & Danner continues to exist as a legal entity. Pursuant to a transaction, two shareholders of Kane, Hoffman & Danner became shareholders of Mahoney Cohen & Company. There were no accounting disagreements with Kane, Hoffman & Danner. The Company retained Mahoney Cohen & Company to audit the financial statements for 2003.

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Mahoney Cohen & Company, CPA, P.C. for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2003 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB were $33,000. The aggregate fees billed by Kane, Hoffman & Danner, CPA's for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2002 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB were $37,000.

Audit-Related Fees

Mahoney Cohen & Company, CPA, P.C. or Kane, Hoffman & Danner, CPA did not render any professional services for information technology services relating to financial information systems design and implementation for the fiscal years ended December 31, 2003 and December 31,2002 respectively.

Tax Fees

Mahoney Cohen & Company, CPA, P.C. did not render any professional services for tax compliance, tax advice, or tax planning during 2003. The fees associated for the preparation of the 2003 corporate tax returns were approximately $7,010. Kane, Hoffman & Danner, CPA did not render any professional services for tax compliance, tax advice, or tax planning during 2002. The fees associated for the preparation of the 2002 corporate tax returns were approximately $5,589.

All Other Fees

The aggregate fees billed by Mahoney Cohen & Company, CPA, P.C. for services rendered to the Company, other than the services described under "Audit Fees" and "Audit-Related Fees" and tax fees amount to $-0- for the fiscal years December 31, 2003. The aggregate fees billed by Kane, Hoffman & Danner, CPA other than the services described under audit fees and audit related fees and tax fees amounted to $20,070 for 2002.In discharging its oversight responsibility with respect to the audit process, the Audit Committee of the Board of Directors obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence consistent with Independence Standards Board Standard No.1, "Independence Discussions with Audit Committees", discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence. The Committee also discussed with management and the independent auditors the quality and adequacy of the Company's internal controls and the outsourced audit functions, responsibilities, budgeting and staffing. The Committee reviewed with the independent auditors their audit plans, audit scope and identification of audit risks. The Committee discussed and reviewed with the independent auditors all communications required by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees", and discussed and reviewed the results of the independent auditors audit of the financial statements. The Committee also discussed the results of the internal audit examinations.

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


/s/ JAMES DOUKUS            Director                             April 13, 2004
-----------------------
James Doukus

                              GLOBAL ENTERTAINMENT
                             HOLDINGS/EQUITIES, INC.

                        Consolidated Financial Statements

                 For the years ended December 31, 2003 and 2002

                                      Index

                                                                         Page
                                                                         ----
Independent Auditor's Reports                                             F-2

Consolidated Balance Sheet as of December 31, 2003                        F-4

Consolidated Statements of Operations for the
    Years Ended December 31, 2003 and 2002                                F-5

Consolidated Statement of Stockholders' Equity for the
    Years Ended December 31, 2003 and 2002                                F-6

Consolidated Statements of Cash Flows for the
    Years Ended December 31, 2003 and 2002                                F-7

Notes of Financial Statements                                         F-8 - F-19

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

Mahoney Cohen & Company, CPA, P.C.

Miami, Florida
February 17, 2004, except for the last paragraph of Note 11 and Note 14, as to which the dates are March 25 and April 1, 2004, respectively.

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

                  Global Entertainment Holdings/Equities, Inc.
                      Consolidated Statements of Operations
                     Years ended December 31, 2003 and 2002


                                                     2003            2002
                                                 ------------    ------------

Revenues                                         $  4,681,332    $  6,120,502

Cost of Sales                                       3,059,780       3,489,302
                                                 ------------    ------------

Gross Profit                                        1,621,552       2,631,200
                                                 ------------    ------------

Operating Expenses:

Selling expenses                                      282,759         473,759
General and administrative expenses                 2,808,741       1,881,640
                                                 ------------    ------------

Total Operating Expenses                            3,091,500       2,355,399
                                                 ------------    ------------

Income (Loss) from Operations                      (1,469,948)        275,801
                                                 ------------    ------------

Other Income (Expense):

Interest income                                        42,417          26,814
Interest expense                                      (56,219)       (106,745)
Loss on settlement of lawsuit                         (28,927)             --
Other income (expense)                                 33,124            (371)
                                                 ------------    ------------

  Total Other Income (Expense)                         (9,605)        (80,302)
                                                 ------------    ------------

  Income (Loss) Before Income Tax Expense          (1,479,553)        195,499

Income Tax Expense                                         --          28,586
                                                 ------------    ------------

  Net Income (Loss)                              $ (1,479,553)   $    166,913
                                                 ============    ============

Basic Earnings Per Share                         $      (0.14)   $       0.02
                                                 ============    ============

Diluted Earnings Per Share                       $      (0.14)   $       0.02
                                                 ============    ============

Weighted average number of shares outstanding:
Basic                                              10,322,552      10,192,243
                                                 ============    ============

Diluted                                            10,322,552      10,192,243
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

          Global Entertainment Holdings/Equities, Inc.
              Consolidated Statements of Cash Flows
             Years ended December 31, 2003 and 2002

                                                        2003           2002
                                                     -----------    -----------
Cash Flows from Operating Activities:

Net income (loss)                                    $(1,479,553)   $   166,913
                                                     -----------    -----------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                          1,122,667      1,063,763
Bad Debt                                                  37,116        (41,213)
(Gain) loss on sales of fixed assets                      54,109           (371)
Loss on settlement of lawsuit                             28,927             --
Common stock and additional paid in capital
issued for services                                       25,606            (63)
Changes in assets and liabilities:
Accounts receivable                                       75,507        693,012
Trade notes receivable                                 1,019,343         78,629
Other receivables                                         16,031        (16,031)
Other current assets                                     (14,115)            --
Prepaid expenses                                          27,094        (51,063)
Other assets                                             (26,745)        43,974
Accounts payable and accrued expenses                     45,378        303,680
Income taxes payable                                          --         22,219
Deferred rent and revenue                                (69,068)       129,242
                                                     -----------    -----------

Total adjustments                                      2,341,850      2,225,778
                                                     -----------    -----------

Net cash provided by operating activities                862,297      2,392,691
                                                     -----------    -----------

Cash Flows from Investing Activities:

Purchase of equipment                                   (239,636)      (969,530)
Development of software                                 (161,326)      (715,275)
Purchase of certficate of deposit                        (50,188)            --
Proceeds from the sale of property and equipment           3,975          9,645
                                                     -----------    -----------

Net cash used in investing activities                   (447,175)    (1,675,160)
                                                     -----------    -----------

Cash Flows from Financing Activities:

Payments on capital lease obligations                    (20,946)            --
Proceeds from notes payable                               50,000             --
Payments on notes payable                               (269,775)      (646,128)
                                                     -----------    -----------

Net cash used in financing activities                   (240,721)      (646,128)
                                                     -----------    -----------

Net Increase in Cash and Cash Equivalents                174,401         71,403

Cash and Cash Equivalents - Beginning of Year            260,494        189,091
                                                     -----------    -----------

Cash and Cash Equivalents - End of Year              $   434,895    $   260,494
                                                     ===========    ===========

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest                               $    56,219    $   106,745
                                                     ===========    ===========

Cash paid for taxes                                  $        --    $     6,367
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

         Concentration of Credit Risk and Economic Dependencies
         ------------------------------------------------------

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

Note 2 - Restricted Cash
         ----------------

         At December 31, 2003 the certificate of deposit was collateral for an outstanding letter of credit.

Note 3 - Property, Equipment and Depreciation
         ------------------------------------

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
                                                ===========

         Depreciation expense for 2003 and 2002, was $446,736 and $348,760, respectively and is included in general and administrative expenses. Accumulated amortization and amortization expense of equipment under capital leases amounted to $29,847 as of and for the year ended December 31, 2003.

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

Note 5 - Notes Payable
         -------------

         The Company has the following obligations:
                                                                         2003
                                                                         ----
         Notes to related parties and shareholders,
           bearing interest at 15%, due on various dates in 2004        $ 92,000

         Note to related party and shareholder,
           bearing interest at 12% due March 31, 2004                     50,000

         Note to seller of website, bearing interest
           at 12%, due on demand                                          28,339

         Note to software developer,
           bearing interest at 8%, due demand                             89,401
                                                                        --------
         Total notes payable                                            $259,740
                                                                        ========

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 6 - Capital Leases
         --------------

         The Company leases certain equipment under non-cancellable capital lease agreements expiring in various dates through 2006. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2003:

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

Note 14 - Subsequent Event
          ----------------

         On April 1, 2004, the Company borrowed $300,000 and $200,000, respectively. The loans bear interest at 12% and 10%, respectively, and are payable monthly commencing May 1, 2004. A portion of one of the notes is convertible into shares of the Company's common stock at $.31 per share.