Form 10QSB
period 2004-03-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2004-05-21
CIK 1096050

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 7, 2004, there were 7,516,441 outstanding shares of the issuer's common stock, par value $0.001.

                                      INDEX

                                                                        Page No.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - March 31, 2004 (Unaudited)
           And December 31, 2003...............................................3

         Consolidated Unaudited Statements of Operations - For the
           Three Months Ended March 31, 2004 and March 31, 2003................4

         Consolidated Unaudited Statements of Cash Flows - For the
           Three Months Ended March 31, 2004 and March 31, 2003................5

         Notes to Consolidated Unaudited Financial Statements..................6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............9

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

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.


           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets

                                                       As of           As of
                                                      March 31,     December 31,
                                                        2004           2003
                                                    (unaudited)    (see Note 2)
                                                   ------------    -------------
                                  A S S E T S
Current Assets:
    Cash                                             $   480,525    $   434,895
    Restricted cash                                       50,278         50,188
    Accounts receivable net of
      allowance for doubtful accounts                    664,058        636,863
    Other receivables                                     12,734         57,494
    Prepaid expenses                                      71,473         14,115
                                                     -----------    -----------
        Total Current Assets                           1,279,068      1,193,555

Property & Equipment
    Office Improvements                                   42,701         42,701
    Computer Equipment                                 2,147,116      2,094,666
    Furniture & Fixtures                                 256,768        255,425
    Other                                                191,070        188,076
                                                     -----------    -----------
                                                       2,637,655      2,580,868
    Less accumulated depreciation                     (1,789,605)    (1,667,342)
                                                     -----------    -----------
        Total Property & Equipment                       848,050        913,526

Other Assets
    Software developed for licensing, net                600,928        633,458
    Other assets                                          92,427         87,611
                                                     -----------    -----------
        Total Other Assets                               693,355        721,069
                                                     -----------    -----------
        Total Assets                                 $ 2,820,473    $ 2,828,150
                                                     ===========    ===========


                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable accrued expenses                $   491,120    $   766,820
    Current portion of long term debt                    580,539        259,740
    Current portion of capital lease
      Obligation                                          77,551         65,431
    Income Taxes Payable                                  84,695         84,802
    Deferred Rent                                         54,343         60,174
                                                     -----------    -----------
        Total Current Liabilities                      1,288,248      1,236,967
                                                     -----------    -----------

Capital lease obligations, excluding current
portion                                                  116,127        108,252
Long-term debt                                           501,572             --
                                                     -----------    -----------
        Total Liabilities                              1,905,947      1,345,219
                                                     -----------    -----------


Stockholders' Equity
    Preferred Stock, 25,000,000 Shares Authorized,
        None Issued                                           --             --
    Common Stock, 100,000,000 Shares Authorized
    Par Value of $.001; 10,560,296 Issued                 10,561         10,561
    Additional paid in capital                         3,254,320      3,254,320
    Accumulated deficit                               (1,331,071)    (1,334,650)
    Treasury Stock, 3,043,452 shares and
      183,533 shares, respectively, at Cost           (1,019,284)      (447,300)
                                                     -----------    -----------
        Stockholders' Equity                             914,526      1,482,931
                                                     -----------    -----------
        Total Liabilities and
              Stockholders' Equity                   $ 2,820,473    $ 2,828,150
                                                     ===========    ===========


              See accompanying summary of accounting principles and
                   notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   For the Three Months Ended
                                                            March 31
                                                  -----------------------------
                                                      2004              2003
                                                  ------------     ------------


Total Revenues                                    $  1,201,913     $  1,338,185

Cost of Sales                                          558,694          815,293
                                                  ------------     ------------

          Gross Profit                                 643,219          522,892

Expenses
    Depreciation & Amortization                        123,281          112,442
    Rents                                               61,030           41,709
    Professional Fees                                  105,709          146,131
    Financial & Investor Relations                      12,869           22,357
    Administrative Expenses                             57,601           99,215
    Advertising and Marketing                           11,266           67,462
    Wages and Salaries                                 257,348          280,130
                                                  ------------     ------------
          Total Expenses                               629,104          769,446
                                                  ------------     ------------
Income (Loss) from Operations                           14,115         (246,554)

Other Income(Expenses)
    Interest(Expense)                                  (11,009)         (13,070)
    Interest Income                                        473           18,684
    Other Income(Expense)                                   --               --
                                                  ------------     ------------
          Total Other Income (Expenses)                (10,536)           5,614
                                                  ------------     ------------

    Income Before Taxes                                  3,579         (240,940)
    Provisions for Income Tax                               --               --
                                                  ------------     ------------
          Net Loss                                $      3,579     $   (240,940)
                                                  ============     ============

    Basic and Diluted Earnings Per Share          $       0.00     $      (0.02)


    Weighted Average Shares                         10,186,102       10,400,163


              See accompanying summary of accounting principles and
                   notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                            Statements of Cash Flows
                                   (Unaudited)

                                                      For the Three Months Ended
                                                              March 31
                                                      -------------------------
                                                            2004         2003
                                                         ---------    ---------

Cash Flows from Operating Activities
    Net Income (Loss)                                    $   3,579    $(240,940)

    Adjustments to Reconcile Net Income (Loss) to
       Net Cash Provided by Operating Activities;
         Depreciation and Amortization                     300,112      279,030
         Provision for bad debts                            16,700           --
         Stock Issued for Services                              --       13,105
    Change in Operating Assets & Liabilities
        Accounts Receivable                                (43,895)      98,027
        Prepaid Expenses and other assets                  (17,414)        (837)
        Notes Receivable                                        --      206,155
        Accounts Payable and Accrued Expenses             (246,773)     (84,029)
        Deferred Rent and Revenues                          (5,831)     (54,750)
        Other                                                 (197)        (281)
                                                         ---------    ---------
         Net Cash Provided By
             Operating Activities                        $   6,281    $ 215,480
                                                         ---------    ---------
Cash Flows from Investing Activities
    Purchase of equipment and software                     (18,784)     (99,436)
    Development of software                               (145,320)    (106,663)
    Increase in security deposits                               --      (24,405)
                                                         ---------    ---------

         Net Cash (Used) in Investing Activities         $(164,104)   $(230,504)
                                                         ---------    ---------
Cash Flows from Financing Activities
   Payments on capital lease obligations                   (18,006)          --
   Proceeds from notes payable                             500,000           --
   Acquisition of treasury stock                          (200,000)          --
   Payment on Notes Payable                                (78,541)    (121,799)
                                                         ---------    ---------
     Net Cash Provided by (used in)
         Financing Activities                            $ 203,453    $(121,799)
                                                         ---------    ---------
     Increase (Decrease) in Cash & Cash Equivalents         45,630     (136,823)
     Cash & Cash Equivalents at Beginning of Period        434,895      260,494
                                                         ---------    ---------
     Cash & Cash Equivalents at End of Period            $ 480,525    $ 123,671
                                                         =========    =========

Disclosures from Operating Activities:
    Interest Expense                                     $   7,457    $  13,070
    Taxes                                                $      --    $      --


Supplemental Disclosures

Schedule of Noncash Investing and Financing Transactions

During the period ended March 31, 2004, the Company settled a lawsuit with a former shareholder. The settlement resulted in the Company acquiring the outstanding shares of the former shareholder in exchange for cash in the amount of $200,000 and notes payable amounting to $400,911. In addition, the Company entered into a capital lease agreement for the acquisition of property and equipment amounting to $38,002.

              See accompanying summary of accounting principles and
                   notes to consolidated financial statements.

                 GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

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

Principles of Consolidation

The Company currently has two wholly owned subsidiaries; IGW Software NV, ("IGW"), a Netherlands Antilles Corporation in Curacao, Netherlands Antilles, and Prevail Online, Inc., ("Prevail"), a Colorado Corporation. IGW, is engaged in the conception and creation of computer software programs for the gaming and wagering industry. Prevail, was purchased in August of 1999 and it is currently inactive. The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements and notes thereto included in the Form 10KSB, as amended, for the year ended December 31, 2003.

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

On March 24, 2004, the Company signed a two year service and equipment agreement with an internet services provider. The agreement calls for monthly recurring fees of $33,951 and monthly equipment payments of $11,043 for the term of the agreement.

NOTE  4 -  LONG-TERM DEBT

During the period ended March 31, 2004, the Company entered into a financing agreement with an unrelated party and a licensee by which the unrelated party advanced the Company $300,000 and the licensee advanced $200,000. The notes are payable in monthly installments of $18,295 and $9,229, including interest at 12% and 10%, respectively, and are due on September 2005 and April 2006, respectively.

The proceeds of the notes were used for working capital and down payment on the settlement agreement.

NOTE 5 - INCOME TAXES

No provision for income taxes has been reflected for the three months ended March 31, 2004 as the company has sufficient net operating loss carry forwards to offset taxable income. As of March 31, 2004, the valuation allowance offsets the total net deferred tax asset balance.

NOTE 6 - STOCK BASED COMPENSATION

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123" as amended by FASB Statements No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148")), provides an alternative to APB 25 in accounting for stock based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company intends to continue to account for stock based compensation arrangements under APB No. 25 and has adopted the pro forma disclosure requirements of SFAS 123.

Had compensation expense been recorded for the Company's awards based on fair value as calculated using the "Black Scholes" Model at the grant dates consistent with the methodologies of SFAS No. 123, the Company's reported net income (loss) available to common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

    For the period ended March 31:               2004          2003
                                              ---------      ---------
    Net income (loss) available to common
     shareholders:
      As reported                             $   3,579      $(240,940)
      Deduct stock based compensation            (7,941)        (7,191)
                                              ---------      ---------
      Pro forma                               $  (4,362)     $(248,131)
                                              ---------      ---------

    Basic earnings (loss) per share:
      Common share as reported                     0.00           0.02
      Common share pro forma                      (0.00)          0.02

    Diluted earnings (loss) per share:
      Common share as reported                     0.00           0.02
      Common share pro forma                      (0.00)          0.02

Under SFAS 123, the value of options granted during 2003 and 2002 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate 4% for 2003 and 2002, dividend yield - 0% for 2003 and 2002, volatility 98.7% and 86% for 2003 and 2002, and a remaining life of the option ranging from 6 to 10 years for 2003 and 2002.

NOTE 7 - ECONOMIC DEPENDENCE

Two licensees accounted for 90.5% of consolidated net revenues for the three month period ending March 31, 2004. In the corresponding period of fiscal year 2003, 81.7% of consolidated revenues were accounted for by these two licensees. The loss of one or both of these licensees would have a detrimental effect on operating results.

NOTE 8 - SEGMENT INFORMATION

The Company groups its business into two geographic segments; The United States of America and Curacao, Netherlands Antilles.

                                                      Software
                                     Management      Development
                                    and Marketing    (Netherlands
                                    Services (USA)     Antilles)      Total
                                    --------------   ------------  -----------

March 31, 2004

     Revenues                        $        --    $ 1,201,913   $ 1,201,913
     Operating Income(Loss)             (743,802)       757,917        14,115
     Total Assets                        556,869      2,263,604     2,820,473
     Depreciation and Amortization        29,309        270,803       300,112

 March 31, 2003

     Revenues                        $        --    $ 1,338,185   $ 1,338,185
     Operating Income(Loss)             (475,809)       229,255      (246,554)
     Total Assets                        212,440      3,622,098     3,834,538
     Depreciation and Amortization        10,160        268,870       279,030


NOTE 9 -  SETTLEMENT AGREEMENT

On November 27, 2002, the Company filed a complaint against a shareholder and former officer for counts of breach of fiduciary duty, fraud, conversion, business defamation, misappropriation, and declaratory relief.

On March 25, 2004, the Company entered into a settlement agreement in relation to this matter. The agreement provides for total consideration in cash and notes payable of $644,000. As part of the settlement, the Company received 2,859,919 shares of its common stock which will be classified as treasury stock. The settlement resulted in a loss of approximately $28,000 which was recognized in the December 31, 2003 financial statements.

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

Prevail Online, Inc., ("Prevail") our wholly owned subsidiary, a Colorado corporation, is inactive and during the three months ended March 31, 2004, had no revenues.

We have created a suite of gaming software products to offer our licensees better risk management, ease of use and a back office product that simplifies player and gaming oversight. Our software offers a fully automated online entertainment experience for the licensee's player. Our online Sportsbook, Racebook and Casino software systems are complemented by the player Loyalty software, the Webmaster Affiliate software and the Call Center software. All software products are integrated, enabling players to access all of an operator's affiliated websites seamlessly, using a single account. This integrated feature results in higher revenues for our licensees, as a result of giving players easier access to a larger variety of activities.

Outlook
-------

Revenues for 2004 are expected to be flat in comparison to 2003 levels. The market conditions for our licensees' in the online gaming industry are not as attractive as they have been historically. Specifically, online gamers who seek entertainment at our licensees' websites have a more difficult situation in depositing funds today. This voluntary constriction on Ecommerce invariably decreases the amount of revenue produced and the number of players by our licensees and is a significant factor in our lack of growth anticipated for 2004; moreover, there is a possibility that anti-online gaming Ecommerce legislation may pass in 2004 in the US Congress which could further curtail revenue. Management has taken steps to reduce costs, consolidate operations and adjust activities to coincide with anticipated revenue levels. It is not anticipated that these factors will influence our long term liquidity.

In an effort to maintain and grow our revenues, we are pursuing several avenues. Primarily, we are looking at enhancing our product offerings through co-branding, and/or reselling other gaming products. Additionally, we have expanded customized programming to meet specific licensee needs and we have developed multi-currency functionality for non-North American markets. We have entered into agreements with third party service providers to offer distributed denial of service attack mitigation solutions. Finally, we have taken steps to reduce our costs to make our products and services more competitive and to keep costs in line with revenues.

On November 27, 2002, we filed a complaint against a shareholder and former officer for counts of breach of fiduciary duty, fraud, conversion, business defamation, misappropriation, and declaratory relief. On March 25, 2004, we entered into a settlement agreement with the former officer and several entities in relation to this matter. The agreement provides for total consideration in cash and notes payable of $644,000. As part of the settlement, we received 2,859,919 shares of our common stock which has been classified as treasury stock at a cost of $0.21 per share.

Results of Operations
---------------------

Revenues for the three months ending March 31, 2004 and 2003 were composed of the following elements:

                                        2004         2003
                                     ----------   ----------
           Royalty Income            $1,066,645   $1,203,343
           License Fees                  36,269       33,250
           Hosting Services              98,999       66,711
           Other Revenue                      -       34,881
                                     ----------   ----------
                Total                $1,201,913   $1,338,185

Royalty income decreased eleven percent to $1,066,645 from $1,203,343 for the three months ending March 31, 2004 compared to 2003. The primary cause of the decrease in revenue was a scheduled reduction in our royalty fees with one of our major licensees which occurred following March 31, 2003. The decrease in Other Revenue represents the discontinuation of Marketing Services.

Cost of sales decreased from 61 percent of sales for the three months ended March 31, 2003, to 46 percent for the three months ended March 31, 2004. The decrease occurred in our software maintenance costs and salaries. The following amounts composed cost of sales for each period:

                                               2004           2003
                                            ---------      ---------
Amortization of Proprietary Software       $  177,766     $  166,588
Bandwidth                                      95,841        117,548
Software support and maintenance               96,987        186,498
Salaries                                      188,100        328,633
Marketing Services                                  -            468
Sponsorship Projects                                -         15,558
                                           ----------     ----------
    Total                                  $  558,694     $  815,293

Expenses decreased $140,342 from $769,446 for the three months ended March 31, 2003, to $629,104 for the three months ended March 31, 2004. This decrease resulted from reduced Professional fees, Advertising and Marketing expenses, Administration Expenses and Wage expenses. Professional fees decreased as a result of lower legal and accounting services. Advertising and Marketing decreased $56,196 primarily from the reduction of participation in trade shows and the cost incurred in 2003 of producing a television ad for promotion in Europe of our software products. Administrative expenses were reduced by 36% as a result of consolidation of the office operations from Curacao, Netherlands Antilles to the Miami, Florida office.

Wages and salaries included in Expenses decreased by $22,782. However, salary expense overall decreased in total by $233,641. Personnel costs for the three months ended March 31, 2004 and 2003, for all departments are categorized as follows:

                                                2004        2003
                                              --------    --------
      Included in capitalized software        $124,741    $ 92,913
      Cost of Sales - Software support          57,211     159,365
      Cost of Sales - Personnel                188,100     328,633
      Selling, general and administration      257,348     280,130
                                              --------    --------
             Total                            $627,400    $861,041

The following table represents the number of personnel employed in all departments, for the periods ended March 31, 2004 and 2003:

                                           2004        2003
                                           ----        ----
                  January                   29          47
                  February                  30          47
                  March                     30          45


Interest income decreased from $18,684 to $473 for the three months ended March 31, 2004 compared to 2003. The interest income in the three month period ended March 31, 2003, was earned on the conversion of an account receivable to an interest bearing note receivable during 2002, which was paid off by the end of 2003.

The net income of $3,579 for the three months ended March 31, 2004 compared to the net loss incurred for the three months ending March 31, 2003 of $240,940 can be summarized as attributable to the following elements:


      Decrease in revenue                            $(136,272)
      Decrease in wages in Cost of Sales               242,687
      Other decreases in Cost of Sales                  13,912
                                                      --------
      Increase in Gross Profit                        $120,327
      Decrease in Professional Fees                     40,422
      Decrease in Administration expenses               41,614
      Decrease in Advertising and Marketing             56,196
      Other                                            (14,040)
                                                      --------
            Net change                                $244,519

Liquidity and Capital Resources
-------------------------------

Our principal source of short term liquidity is from operating cash flow. A substantial decrease in revenues could impact the funds from operating cash flow and jeopardize our ability to meet current obligations. Aside from an equipment line of credit in the amount of $100,000, we do not have a credit line or any alternative means of short term funding. At March 31, 2004, we had a negative working capital balance of $(9,180) compared to a negative working capital balance of $(43,412) at December 31, 2003.

                                         3/31/04         3/31/03
                                        --------        --------
Cash and cash equivalents               $480,525        $123,671
                                        ========        ========

Percent of total assets                    17%              3%
                                           ===             ===

Cash provided by operations             $  6,281        $215,480
Cash used in investing activities       (164,104)       (230,504)
Cash provided by (used in) financing     203,453        (121,799)
                                        --------        --------
Net increase (decrease) in cash         $ 45,630       $(136,823)
                                        ========        ========

Net cash provided by operating activities was $6,281 for the three months ended March 31, 2004 as compared to $215,480 provided by operations for the three months ended March 31, 2003. The primary use of cash in operations in the current period was payment of accounts payable and accrued expenses, whereas for the same period in 2003 the primary source of cash provided by operations was from collections on the notes receivable.

Net cash used in investing activities in the amount of $164,104 and $230,504 for the three months ended March 31, 2004 and 2003, respectively, represented primarily the capitalization of software development costs in both periods.

Cash provided in financing activities of $203,453 during the three months ended March 31, 2004 was generated by the proceeds from new loans in the amount of $500,000 offset by payments on existing notes of $78,541 and the acquisition of treasury stock in the amount of $200,000. This compares to $121,799 used in financing activities during the three months ended March 31, 2003, which was used for payments on notes payable.

Our cash balance at March 31, 2004 was $480,525. We believe that the cash on hand at March 31, 2004, along with cash generated from operations should be sufficient to meet our operating expenses and working capital needs through the end of 2004.

Contractual Obligations

The following table summarizes the Company's contractual obligations at March 31, 2004 by period (amounts in thousands):

------------------------------------------------------------------------------------------------------------------
                                                                                                       More than 5
                                         Total       Less than 1 year    1-3 years     3-5 years          years
------------------------------------------------------------------------------------------------------------------
Long-Term Debt                        1,082,111             580,539       501,572            --                --
------------------------------------------------------------------------------------------------------------------

Capital Lease Obligations               193,678              77,551       116,127            --                --
------------------------------------------------------------------------------------------------------------------

Operating Leases                      1,431,979             534,646       716,946       180,387                --
------------------------------------------------------------------------------------------------------------------

Purchase Obligations                    814,824             407,412       407,412            --                --
------------------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP                    --                   --            --            --                --
------------------------------------------------------------------------------------------------------------------
Total
                                      3,522,592           1,600,148     1,742,057       180,387                --
------------------------------------------------------------------------------------------------------------------

Operating leases include a real estate lease of the executive offices located in Miami, Florida, without offset for anticipated sub-lease income.

Critical Accounting Policies and Estimates
------------------------------------------

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report filed in form 10-KSB for the year ended December 31, 2003. The accounting policies used in preparing our interim 2004 consolidated financial statements are the same as those described in our annual report.

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

ITEM 3.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this quarterly report, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on this evaluation, the Chief Executive Officer and Chief Financial Officer determined that such controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no changes in internal controls that could significantly affect the disclosure controls and procedures since the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On November 27, 2002, we filed a complaint, in the Eleventh Judicial Circuit in Miami, Dade County, Florida, against a shareholder and former officer Mr. Steven Abboud for counts of breach of fiduciary duty, fraud, conversion, business defamation, misappropriation, and declaratory relief. The action also seeked to enjoin this individual and certain corporations under his ownership or control from transfer of our stock, and to enjoin him from improper or illegal action with regard to our proxies. On March 25, 2004, we reached a settlement with this individual and all parties have agreed to request dismissal of all outstanding lawsuits.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSIONOF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT        DESCRIPTION
  NO.

3.1      * Articles of Incorporation

3.2      * Bylaws

31.1     Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of
         2002

31.2     Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of
         2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:  May 20, 2004

Global Entertainment Holdings/Equities, Inc.

/s/ Bryan P. Abboud
--------------------
Bryan P. Abboud
President, Chief Executive Officer
and Director (Principal Executive Officer)


/s/ Clinton H. Snyder
---------------------
Clinton H. Snyder
Chief Financial Officer
(Principal Financial and Accounting Officer)