Form 10QSB
period 2004-06-30
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2004-08-23
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to_____________.


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


                    Issuer's telephone number: (305) 374-2036
                                                -------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 13, 2004, there were 7,516,441 outstanding shares of the issuer's common stock, par value $0.001.

                                      INDEX
                                                                        Page No.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - June 30, 2004 (Unaudited)
           And December 31, 2003...............................................3

         Consolidated Unaudited Statements of Operations - For the Three
           and Six Months Ended June 30, 2004 and June 30, 2003................4

         Consolidated Unaudited Statements of Cash Flows - For the
           Six Months Ended June 30, 2004 and June 30, 2003....................5

         Notes to Consolidated Unaudited Financial Statements..................6



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............10

ITEM 3.  CONTROLS AND PROCEDURES..............................................14


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................15

ITEM 7.  SIGNATURES...........................................................16

CERTIFICATIONS  -  SEE EXHIBITS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.


           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets

                                                      As of June 30,  As of December 31
                                                            2004            2003
                                                        (unaudited)     (see Note 2)
                                                        -----------    ----------------
                                   A S S E T S

Current Assets:
    Cash                                                $   419,656       $   434,895
    Restricted cash                                          50,377            50,188
    Accounts receivable, net of
      allowance for doubtful accounts                       526,027           636,863
    Prepaid expenses                                         83,437            57,494
    Other current assets                                     23,133            14,115
                                                        -----------       -----------
        Total Current Assets                              1,102,630         1,193,555

Property & Equipment
    Office Improvements                                      42,701            42,701
    Computer Equipment                                    2,420,826         2,094,666
    Furniture & Fixtures                                    257,881           255,425
    Other                                                   191,624           188,076
                                                        -----------       -----------
                                                          2,913,032         2,580,868
    Less accumulated depreciation                        (1,921,030)       (1,667,342)
                                                        -----------       -----------
        Total Property & Equipment                          992,002           913,526

Other Assets
    Software developed for licensing, net                   519,180           633,458
    Other assets                                             86,237            87,611
                                                        -----------       -----------
        Total Other Assets                                  605,417           721,069
                                                        -----------       -----------
        Total Assets                                    $ 2,700,049       $ 2,828,150
                                                        ===========       ===========


                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses               $   649,676       $   766,820
    Current portion of long term debt                       657,681           259,740
    Current portion of capital lease
        obligation                                           75,001            65,431
    Income taxes payable                                     84,802            84,802
    Deferred rent                                            48,512            60,174
                                                        -----------       -----------
        Total Current Liabilities                         1,515,672         1,236,967

    Capital lease obligations, excluding
        current portion                                     100,368           108,252
     Long-term debt                                         472,195                --
                                                        -----------       -----------
        Total Liabilities                                 2,088,235         1,345,219

Contingencies                                                    --                --


Stockholders' Equity
    Preferred Stock, 25,000,000 Shares Authorized,
        None Issued                                              --                --
    Common Stock, 100,000,000 Shares Authorized               7,760            10,561
        Par Value of $.001; 7,759,477 &
        10,560,296 Shares Issued and
        Outstanding Respectively
    Paid in Capital                                       2,698,207         3,254,320
    Accumulated Deficit                                  (1,640,033)       (1,334,650)
    Treasury Stock, at Cost                                (454,120)         (447,300)
                                                        -----------       -----------
        Net Stockholders' Equity                            611,814         1,482,931
                                                        -----------       -----------
        Total Liabilities and
              Stockholders' Equity                      $ 2,700,049       $ 2,828,150
                                                        ===========       ===========

              See accompanying summary of accounting principles and
                   notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               For the Three Months Ended          For the Six Months Ended
                                                       June 30                              June 30
                                             ------------------------------      ------------------------------
                                                 2004              2003              2004               2003
                                             ------------      ------------      ------------      ------------
Total Revenues                               $  1,016,737      $    975,486      $  2,218,650      $  2,313,671

Cost of Sales                                     708,926           783,773         1,267,620         1,577,128
                                             ------------      ------------      ------------      ------------

          Gross Profit                            307,811           191,713           951,030           736,543

Expenses
    Uncollectible Fees Written Off                 30,000                --            30,000                --
    Depreciation & Amortization                   131,949           111,241           255,230           223,595
    Rents                                          55,583            40,162           110,672            81,871
    Professional Fees                              63,501           101,652           169,210           247,783
    Financial & Investor Relations                  2,959            10,348            15,828            25,646
    Administrative Expenses                        32,269            46,571            95,812           153,154
    Advertising and Marketing                      43,618            28,360            54,883            95,822
    Wages and Salaries                            224,634           276,640           481,982           578,400
                                             ------------      ------------      ------------      ------------
          Total Expenses                     $    584,513      $    614,974      $  1,213,617      $  1,406,271
                                             ------------      ------------      ------------      ------------
(Loss) from Operations                           (276,702)         (423,261)         (262,587)         (669,728)

Other Income(Expenses)
    Interest(Expense)                             (32,893)           (6,966)          (43,903)          (20,036)
    Interest Income                                   634             9,934             1,107            28,680
                                             ------------      ------------      ------------      ------------
          Total Other Income (Expenses)           (32,259)            2,968           (42,796)            8,644
                                             ------------      ------------      ------------      ------------

    Loss Before Taxes                            (308,961)         (420,293)         (305,383)         (661,084)

    Provisions for Income Tax                          --            (8,341)               --            (8,490)
                                             ------------      ------------      ------------      ------------
          Net Loss                           $   (308,961)     $   (428,634)     $   (305,383)     $   (669,574)
                                             ============      ============      ============      ============

    Basic and Diluted Earnings Per Share     $      (0.04)     $      (0.04)     $      (0.03)     $      (0.06)


    Basic and Diluted
      Weighted Average Shares                   7,759,477        10,560,296         9,152,149        10,480,672

              See accompanying summary of accounting principles and
                   notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                            Statements of Cash Flows
                                   (Unaudited)

                                                           For the Six Months Ended
                                                                   June 30
                                                           ------------------------
                                                             2004          2003
                                                           ---------      ---------
Cash Flows from Operating Activities
    Net Loss                                               $(305,383)     $(669,574)

    Adjustments to Reconcile Net (Loss) to
       Net Cash Provided by Operating Activities:
         Depreciation and Amortization                       598,935        562,357
         Provision for Bad Debts                              30,000             --
         Interest income                                        (189)            --
         Stock Issued for Services                                --         28,105
    Change in Operating Assets  & Liabilities
       Accounts Receivable                                    80,836        395,142
       Other Current Assets                                   (9,018)         1,872
       Prepaid Expenses                                      (25,943)         2,835
       Other Assets                                            1,374         (5,577)
       Notes Receivable                                           --        440,565
       Accounts Payable and Accrued Expenses                 (88,215)      (163,919)
       Deferred Rent                                         (11,662)      (114,968)
                                                           ---------      ---------
         Net Cash Provided by
             Operating Activities                          $ 270,735      $ 476,838
                                                           ---------      ---------
Cash Flows from Investing Activities
    Purchase of equipment and software                       (59,583)      (220,529)
    Development of software                                 (230,970)      (187,880)
                                                           ---------      ---------

         Net Cash Used in Investing Activities             $(290,553)     $(408,409)
                                                           ---------      ---------
Cash Flows from Financing Activities
   Payments on capital lease obligations                     (36,316)            --
   Proceeds from Notes Payable                               500,000         16,644
   Payments on Notes Payable                                (265,355)      (179,246)
   Issuance of common stock                                    6,250             --
   Acquisition of Treasury Stock                            (200,000)            --
                                                           ---------      ---------
         Net Cash Provided by (Used in)
             Financing Activities                          $   4,579      $(162,602)
                                                           ---------      ---------
(Decrease) in Cash & Cash Equivalents                        (15,239)       (94,173)
     Cash at Beginning of Period                             434,895        260,494
                                                           ---------      ---------
     Cash at End of Period                                 $ 419,656      $ 166,321
                                                           =========      =========

Disclosures from Operating Activities:
    Interest Paid                                          $  43,903      $  20,036

Supplemental Disclosures

Schedule of Noncash Investing and Financing Transactions

During the six months ended June 30, 2004, the Company settled a lawsuit with a former shareholder. The settlement resulted in the Company acquiring the outstanding shares of the former shareholder in exchange for cash in the amount of $200,000 and notes payable amounting to $400,911.

During the six months ended June 30, 2004, the Company acquired computer equipment through long-term debt in the amount of $234,580.

During the six months ended June 30, 2004, the Company entered into a capital lease agreement for the acquisition of property and equipment amounting to $38,002. $6,250 of notes payable were converted into 25,000 shares of common stock.

              See accompanying summary of accounting principles and
                   notes to consolidated financial statements.

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

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


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements and notes included in Form 10-KSB, as amended, for the year ended December 31, 2003.

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

On March 24, 2004, the Company signed a two year service and equipment agreement with an internet services provider in connection with its Denial of Service attack mitigation product. The agreement calls for monthly recurring fees of $33,951 and monthly equipment payments of $11,043 for the term of the agreement.

NOTE 4- LONG-TERM DEBT

During the period ended June 30, 2004, the Company entered into a financing agreement with an unrelated party and a licensee by which the unrelated party advanced the Company $300,000 and the licensee advanced $200,000. The notes are payable in monthly installments of $18,295 and $9,229, including interest at 12% and 10%, respectively, and are due September 2005 and April 2006, respectively.

The proceeds of the notes were used for working capital and down payment on the settlement agreement.

Additionally, during the period ended June 30, 2004, the Company acquired computer equipment through a long-term debt obligation in the amount of $234,580. The note is payable in monthly installments of $11,043, including interest at 12% and is due April 2006.

NOTE 5- INCOME TAXES

No provision for income taxes has been reflected for the six months ended June 30, 2004 as the company has sufficient net operating loss carry forwards to offset taxable income. As of June 30, 2004, the valuation allowance offsets the total net deferred tax asset balance.

NOTE 6- STOCK BASED COMPENSATION

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

Had compensation expense been recorded for the Company's awards based on fair value as calculated using the "Black Scholes" Model at the grant dates consistent with the methodologies of SFAS No. 123, the Company's reported net income (loss) available to common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              Three months ended 6/30           Six months ended 6/30
                                              2004             2003             2004             2003
                                          -----------      -----------      -----------      -----------
  Net income (loss) available to common
    shareholders:
      As reported                         $  (308,961)     $  (428,634)     $  (305,383)     $  (669,574)
      Deduct stock based compensation          (7,441)          (7,191)         (15,882)         (14,382)
                                          -----------      -----------      -----------      -----------
      Pro forma                           $  (316,402)     $  (435,825)     $  (321,265         (683,956)
                                          -----------      -----------      -----------      -----------
  Basic earnings (loss) per share:
      Common share as reported                  (0.04)           (0.04)           (0.03)           (0.06)
      Common share pro forma                    (0.04)           (0.04)           (0.03)           (0.06)

  Diluted earnings (loss) per share:
      Common share as reported                  (0.04)           (0.04)           (0.03)           (0.06)
      Common share pro forma                    (0.04)           (0.04)           (0.03)           (0.06)

Under SFAS 123, the value of options granted during 2003 and 2002 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate 4% for 2004 and 2003, dividend yield - 0% for 2004 and 2003, volatility 98.7% and 86% for 2004 and 2003, and a remaining life of the option ranging from 6 to 10 years for 2004 and 2003.

NOTE 7- ECONOMIC DEPENDENCE

Two licensees accounted for 94.9% of consolidated net revenues for the six month period ending June 30, 2004. In the corresponding period of fiscal year 2003 76.2% of consolidated revenues were accounted for by these two licensees. The loss of one or both of these licensees would have a detrimental effect on operating results. Effective August 1, 2004, one of the licensees, which accounts for 11% of our revenues, will cease using our software. Management has evaluated the impact of the loss of this licensee and determined that it will not have a materially adverse impact on our financial position.

NOTE 8- SEGMENT INFORMATION

The Company groups its business into two geographic segments; The United States of America and Curacao, Netherlands Antilles.

                                                          Software
                                       Management      Development
                                      and Marketing    (Netherlands
                                      Services (USA)     Antilles)          Total
                                      --------------   ------------      -----------
Six Months Ended June 30, 2004
    Revenues                          $        --      $ 2,218,650     $ 2,218,650
    Operating Income(Loss)               (937,205)         631,824        (305,383)
    Total Assets                          577,606        2,134,162       2,700,049
    Depreciation and Amortization          68,431          531,962         600,393

  Six Months Ended June 30, 2003
    Revenues                          $        --      $ 2,313,671     $ 2,313,671
    Operating Income(Loss)               (953,162)         283,435        (669,574)
    Total Assets                          279,614        2,960,378       3,239,994
    Depreciation and Amortization          18,764          543,593         562,357

NOTE 9-  SETTLEMENT AGREEMENT

On November 27, 2002, the Company filed a complaint against a shareholder and former officer for counts of breach of fiduciary duty, fraud, conversion, business defamation, misappropriation, and declaratory relief.

On March 25, 2004, the Company entered into a settlement agreement in relation to this matter. The agreement provides for total consideration in cash and notes payable of $644,000. As part of the settlement, the Company received 2,859,919 shares of its common stock which has been cancelled. The settlement resulted in a loss of approximately $28,000 which was recognized in the December 31, 2003 financial statements.

NOTE 10 - LIQUIDITY

During the six months period ended June 30, 2004, the Company has incurred a substantial loss. Historically, the Company has relied on operating cash flow. A substantial decrease in revenues could impact the funds from operating cash flow and jeopardize our ability to meet current obligations. In addition, the Company has a working capital deficit of $413,043 including debt payments of $657,681 and capital lease obligations of $75,001. Management is exploring steps to deal with this situation including various cost saving programs.

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

Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, its economic dependence on a major licensee, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

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

Prevail Online, Inc., ("Prevail") our wholly owned subsidiary, a Colorado corporation, is inactive and during the six months ended June 30, 2004, had no revenues.

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

Outlook
-------

Revenues for the remainder of 2004 are expected to be flat in comparison to 2003 levels. The market conditions for our licensees' in the online gaming industry are not as attractive as they have been historically. Specifically, online gamers who seek entertainment at our licensees' websites have a more difficult situation in depositing funds today. This voluntary constriction on Ecommerce transactions invariably decreases the amount of revenue produced and the number of players by our licensees and is a significant factor in our lack of growth anticipated for 2004. In addition, a licensee who represented eleven percent of our revenues for the period ending June 30, 2004, has ceased using our software as of August 1, 2004. Management has taken steps to reduce costs, consolidate operations and adjust activities to coincide with anticipated revenue levels. It is not anticipated that these factors will influence our long term liquidity.

In an effort to maintain and grow our revenues, we are pursuing several avenues. Primarily, we are looking at enhancing our product offerings through co-branding, and/or reselling other gaming products. Additionally, we have expanded customized programming to meet specific licensee needs and we have developed multi-currency functionality for non-North American markets. We are tailoring our products to address the needs of the European and South Asian market. We have entered into agreements with third party service providers to offer distributed denial of service attack mitigation solutions. Finally, we have taken steps to reduce our costs to make our products and services more competitive and to keep costs in line with revenues.

Specifically to spur revenue growth, we have entered and/or are negotiating to enter into Value Added Reseller ("VAR") arrangements with other technology vendors. We will be releasing a new suite of casino gaming products and a poker product in the third quarter of this year. We are in the final stages of releasing a wireless wagering product and we have entered into a business development agreement with an established European marketing firm. Finally, we are midway through the rewrite, enhancement and expansion of our entire wagering product lines and administration platforms using today's new technology. This will result in a more feature rich and robust offering which we anticipate will enhance our ability to present a more competitive product in the marketplace.

On November 27, 2002, we filed a complaint against a shareholder and former officer for counts of breach of fiduciary duty, fraud, conversion, business defamation, misappropriation, and declaratory relief. On March 25, 2004, we entered into a settlement agreement with the former officer and several entities in relation to this matter. The agreement provides for total consideration in cash and notes payable of $644,000. As part of the settlement, we received 2,859,919 shares of our common stock. These shares have been cancelled.

Results of Operations
---------------------

Revenues for the six months ending June 30, 2004 and 2003 were composed of the following elements:

                                        2004         2003
                                     ----------   ----------
           Royalty Income            $2,092,770   $2,012,896
           License Fees                  23,268       72,500
           Bandwidth Services           102,612      173,877
           Other Revenue                     --       54,398
                                     ----------   ----------
                Total                $2,218,650   $2,313,671

Royalty income increased four percent, or $79,874, to $2,092,770 from $2,012,896 for the six months ending June 30, 2004 compared to 2003. Bandwidth services revenue declined as a result of including those services bundled in conjunction with our royalty revenues effective in this reporting quarter. The decrease in Other Revenue represents the discontinuation of Marketing Services.

Cost of sales decreased nine percent from $783,774 for the three months ended June 30, 2003, to $708,926 for the three months ended June,30 2004. For the six months ended June 30, 2003 compared to the same period in 2004, the decrease was $309,508.

The following amounts comprise cost of sales for each period:

                                Three months ended 6/30    Six months ended 6/30
                                    2004       2003           2004       2003
                                  -----------------------   --------------------
Amortization of
  Proprietary Software           $ 167,397   $172,174    $  345,163   $  338,762
Bandwidth                           77,210     58,538       180,120      176,168
Software support and maintenance    48,699     21,240       138,617       48,372
Salaries                           415,620    525,602       603,720      991,713
Marketing Services                      --         --            --       21,645
Sponsorship Projects                    --      6,219            --          468
                                 ---------   --------    ----------   ----------
    Total                        $ 708,926   $783,773    $1,267,620   $1,577,128

The increase in Software support and maintenance resulted from the costs incurred to establish our new service to help mitigate denial of service attacks on our licensee sites. We anticipate these costs to generate revenue commencing in the fourth quarter of this year.

Expenses decreased $30,461 and $192,654 for the three and six months ended June 30, 2004 compared to 2003. This decrease resulted from reduced Professional fees, Advertising and Marketing expenses, Administration Expenses and Wage expenses. Professional fees decreased as a result of lower legal and accounting services. Advertising and Marketing decreased $40,939 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily from the reduction of participation in trade shows and the cost incurred in 2003 of producing a television ad for promotion in Europe of our software products during the first quarter of 2003. Advertising and Marketing increased $15,258 for the three months ended June 30, 2004 compared to 2003, as a result of a trade show which we participated in the second quarter of 2004. Administrative expenses were reduced $14,302 and $57,342 for the three and six month periods ended June 30, 2004 compared to 2003 respectively, as a result of consolidation of the office operations from Curacao, Netherlands Antilles to the Miami, Florida office, which occurred in July of 2003.

Interest expense increased $25,927 to $32,893 from $6,966 for the three months ending June 30, 2004 compared to 2003, and $23,867, to $43,903 from $20,036 for the six months ending June 30, 2004 compared to 2003. The higher interest expense is due to the new debt incurred in the past twelve months. Interest income declined as a result of the retirement of the note created on the conversion of an account receivable to an interest bearing note receivable during 2002, which was paid off during the first quarter of 2003.

The decrease in net loss for the three months ending June 30, 2004 of $119,673, compared to the net loss for the three months ending June 30, 2002 and the decrease in net loss of $364,191 for the six months ending June 30, 2004 compared to 2003, can be attributed to lower wage and salary expense, reduced professional fees and other cost saving programs implemented by management.

Liquidity and Capital Resources
-------------------------------

Prior to June, 2004, we did not have any material commitments for capital expenditures. However, in connection with the release of our denial of service mitigation offering, we have entered into substantial commitments for bandwidth and network services.

As this is a new product, we anticipate incurring about $300,000 in costs during the period June 2004 through February 2005, before the product has sufficient revenues to cover the commitments mentioned.

Our principal source of future short term liquidity is operating cash flow. A substantial decrease in revenues could impact the funds from operating cash flow and jeopardize our ability to meet current obligations. We do not have a credit line or any alternative means of short term funding. Management is taking steps to correct this situation.

Net cash provided from operating activities was $241,806 for the six months ended June 30, 2004 as compared to $476,838 for the six months ended June 30, 2003.

Net cash used in investing activities in the amount of $290,551 and $408,409 for the six months ended June 30, 2004 and 2003, respectively, represented primarily the purchase of fixed assets and the capitalization of software development costs in both periods.

The following table summarizes the Company's contractual obligations at June 30, 2004 by period:

------------------------------------------------------------------------------------------------------------------
                                                                                                      More than 5
                                         Total       Less than 1 year    1-3 years     3-5 years         years
------------------------------------------------------------------------------------------------------------------
Long-Term Debt                        1,129,876             657,681       472,195            --                --
------------------------------------------------------------------------------------------------------------------

Capital Lease Obligations               175,369              75,001       100,368            --                --
------------------------------------------------------------------------------------------------------------------

Operating Leases                      1,266,696             490,322       631,357       145,017                --
------------------------------------------------------------------------------------------------------------------

Purchase Obligations                    814,824             407,412       407,412            --                --
------------------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP                     --                  --            --            --                --
------------------------------------------------------------------------------------------------------------------

Total                                 3,387,765           1,631,416     1,611,332       145,017                --
------------------------------------------------------------------------------------------------------------------

Operating leases include a real estate lease of the executive offices located in Miami, Florida, without offset for anticipated sub-lease income.

Critical Accounting Policies and Estimates
------------------------------------------

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report filed on form 10-KSB for the year ended December 31, 2003. The accounting policies used in preparing our interim 2004 consolidated financial statements are the same as those described in our annual report.

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

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on this evaluation, the Chief Executive Officer and Chief Financial Officer determined that such controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no changes in internal controls and procedures since the date of the evaluation.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herewith:

Exhibits marked with an asterisk have been filed previously with the Commission and incorporated herein by reference.


  EXHIBIT NO.                            DOCUMENT
  -----------                            --------
  Exhibit 3.1    * Articles of Incorporation

  Exhibit 3.2    * By-Laws

  Exhibit 31.1   Certification of CEO Pursuant to Section 302 of
                   Sarbanes-Oxley Act of 2002

  Exhibit 31.2   Certification of CFO Pursuant to Section 302 of
                   Sarbanes-Oxley Act of 2002

  Exhibit 32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  Exhibit 32.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:  August 20, 2004

Global Entertainment Holdings/Equities, Inc.

/s/ Bryan P. Abboud
--------------------
Bryan P. Abboud
President, Chief Executive Officer
and Director (Principal Executive Officer)



/s/ Clinton H. Snyder
---------------------
Clinton H. Snyder
Chief Financial Officer
(Principal Financial and Accounting Officer)