Form 10QSB
period 2004-09-30
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2004-11-15
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________.

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

               703 Waterford Way, Suite 690, Miami, Florida 33126
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)



                    Issuer's telephone number: (305) 374-2036
                                               --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 15, 2004, there were 7,759,477 outstanding shares of the issuer's common stock, par value $0.001.

                                      INDEX

                                                                        Page No.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - September 30, 2004 (Unaudited)
           And December 31, 2003...............................................3

         Consolidated Unaudited Statements of Operations - For the
           Nine Months Ended September 30, 2004
           and September 30, 2003..............................................5

         Consolidated Unaudited Statements of Cash Flows - For the
           Three and Nine Months Ended September 30, 2004
           and September 30, 2003..............................................6

         Notes to Consolidated Unaudited Financial Statements..................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............11

ITEM 3.  CONTROLS AND PROCEDURES..............................................17


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDING.....................................................18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................19

ITEM 7.  SIGNATURES...........................................................20

CERTIFICATIONS.......................................FILED AS EXHIBITS 31 AND 32

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.


           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets


                                                      As of            As of
                                                  September 30,     December 31,
                                                       2004             2003
                                                   (unaudited)      (see Note 2)
                                                   -----------      -----------

                                   A S S E T S

Current Assets
    Cash                                           $   237,246      $   434,895
    Restricted Cash                                     50,377           50,188
    Accounts Receivable, net of
      allowance for doubtful accounts                  501,446          636,863
    Prepaid Expenses                                   105,319           57,494
    Other Current Assets                                16,493           14,115
                                                   -----------      -----------
        Total Current Assets                           910,881        1,193,555

Property & Equipment
    Office Improvements                                 42,701           42,701
    Computer Equipment                               2,431,320        2,094,666
    Furniture & Fixtures                               261,678          255,425
    Other                                              191,624          188,076
                                                   -----------      -----------
                                                     2,927,323        2,580,868
    Less accumulated depreciation                   (2,088,771)      (1,667,342)
                                                   -----------      -----------
        Total Property & Equipment                     838,552          913,526

Other Assets
    Software Developed for Licensing, net              479,172          633,458
    Other Assets                                        87,443           87,611
                                                   -----------      -----------
        Total Other Assets                             566,615          721,069
                                                   -----------      -----------
        Total Assets                               $ 2,316,048      $ 2,828,150
                                                   ===========      ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable and Accrued Expenses          $   711,531      $   766,820
    Current Portion of long term debt                  662,730          259,740
    Current Portion of capital lease obligation         77,295           65,431
    Income taxes payable                                84,802           84,802
    Deferred Rent                                       42,680           60,174
                                                   -----------      -----------
        Total Current Liabilities                    1,579,038        1,236,967
                                                   -----------      -----------

Capital Lease obligations, excluding current
Portion                                                 79,211          108,252
Long-term debt                                         304,330               --
                                                   -----------      -----------
        Total Liabilities                            1,962,579        1,345,219



Stockholders' Equity
    Preferred Stock, 25,000,000 Shares Authorized,
        None Issued                                         --               --
    Common Stock, 100,000,000 Shares Authorized          7,760           10,561
        Par Value of $.001; 7,759,477 and
        10,560,296 Shares Issued and
        Outstanding Respectively
    Paid in Capital                                  2,698,206        3,254,320
    Accumulated Deficit                             (1,898,377)      (1,334,650)
    Treasury Stock at Cost                            (454,120)        (447,300)
                                                   -----------      -----------
        Net Stockholders' Equity                       353,469        1,482,931
                                                   -----------      -----------
        Total Liabilities and
              Stockholders' Equity                 $ 2,316,048      $ 2,828,150
                                                   ===========      ===========


              See accompanying summary of accounting principles and
                   notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                              For the Three Months Ended          For the Nine Months Ended
                                                     September 30                        September 30
                                            ------------------------------      ------------------------------
                                                2004              2003              2004              2003
                                            ------------      ------------      ------------      ------------


Total Revenues                              $    942,684      $    804,792      $  3,161,334      $  3,118,463

Cost of Sales                                    573,943           740,919         1,841,563         2,318,048
                                            ------------      ------------      ------------      ------------

          Gross Profit                           368,741            63,873         1,319,771           800,415

Expenses
    Uncollectible Fees Written Off                13,372            15,400            43,372            15,400
    Depreciation & Amortization                  167,741           101,413           422,971           325,008
    Rents                                         55,578            78,305           166,250           158,925
    Professional Fees                             48,077           149,904           217,287           397,687
    Financial & Investor Relations                12,024            46,181            27,851            72,559
    Administrative Expenses                       48,996           160,265           144,807           313,760
    Moving and Relocation Expenses               (58,000)           36,103           (58,000)          259,575
    Advertising and Marketing                     34,012            10,405            88,894           106,227
    Wages and Salaries                           269,464           427,035           751,446           782,293
                                            ------------      ------------      ------------      ------------
          Total Expenses                    $    591,264      $  1,025,011      $  1,804,878      $  2,431,434
                                            ------------      ------------      ------------      ------------
Loss from Operations                            (222,523)         (961,138)         (485,107)       (1,631,019)
Other Income(Expenses)
    Interest(Expense)                            (36,430)          (18,387)          (80,333)          (38,423)
    Interest Income                                  606            12,367             1,713            41,047
                                            ------------      ------------      ------------      ------------
          Total Other Income (Expenses)          (35,824)           (6,020)          (78,620)            2,624
                                            ------------      ------------      ------------      ------------

    Loss Before Taxes                           (258,347)         (967,158)         (563,727)       (1,628,395)
Provisions for Income Tax                             --            (5,108)               --           (13,448)
                                            ------------      ------------      ------------      ------------
          Net Loss                          $   (258,347)     $   (972,266)     $   (563,727)     $ (1,641,843)
                                            ============      ============      ============      ============
    Basic and Diluted
      (Loss) Per Share                      $      (0.03)     $      (0.09)     $      (0.06)     $      (0.16)

    Basic and Diluted
      Weighted Average Shares                  7,759,477        10,560,296         9,324,493        10,488,228


              See accompanying summary of accounting principles and
                   notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                            Statements of Cash Flows
                                   (Unaudited)
                                                     For the Nine Months Ended
                                                            September 30
                                                   -----------------------------
                                                        2004            2003
                                                   --------------  -------------
Cash Flows from Operating Activities
    Net Loss                                       $    (563,727)  $ (1,641,843)

    Adjustments to Reconcile Net Loss to
     Net Cash Provided by Operating Activities:
         Depreciation and Amortization                   925,893        822,861
         Uncollectible Fees Written Off                   20,617         15,400
         Interest Income                                    (189)            --
         Stock Issued for Services                            --         28,105
         Loss on Assets Disposed                              --         49,778
     Change in Operating Assets  & Liabilities
       Accounts Receivable                               114,800        282,604
       Other Receivables                                      --          6,546
       Prepaid Expenses                                  (47,825)        28,818
       Other Current Assets                               (2,378)       (10,416)
       Other Assets                                          168             --
       Notes Receivable                                       --        756,642
       Accounts Payable and Accrued Expenses             (26,544)       193,071
       Deferred Rent                                     (17,494)      (129,242)
                                                   -------------    -----------
         Net Cash Provided by Operating Activities       403,321        402,324
                                                   -------------    -----------
Cash Flows from Investing Activities
    Purchase of Equipment And Software                   (73,872)      (406,441)
    Development of Software                             (350,179)      (112,438)
                                                   -------------    ------------

         Net Cash Used in Investing Activities          (424,051)      (518,879)
                                                   -------------    ------------
Cash Flows from Financing Activities
   Payments on capital lease obligations                 (55,179)       (13,831)
   Proceeds from Notes Payable                           500,000        198,000
   Payments on Notes Payable                            (421,740)      (182,879)
   Acquisition of Treasury Stock                        (200,000)            --
   Other                                                      --        (10,085)
                                                   -------------    -----------
Net Cash Used in Financing Activities                   (176,919)        (8,795)
                                                   -------------    -----------
Decrease in Cash & Cash Equivalents                     (197,649)      (125,350)
     Cash at Beginning of Period                         434,895        260,494
                                                   --------------  -------------
     Cash at End of Period                         $     237,246   $    135,144
                                                   ==============  =============
Disclosures from Operating Activities:
    Interest Expense Paid                          $      80,333   $     31,940

Schedule of Noncash Investing and Financing Transactions

During the nine months ended September 30, 2004, the Company settled a lawsuit with a former shareholder. The settlement resulted in the Company acquiring the outstanding shares of the former shareholder in exchange for cash in the amount of $200,000 and notes payable amounting to $400,911.

During the nine months ended September 30, 2004, the Company acquired computer equipment through long-term debt in the amount of $234,580.

During the nine months ended September 30, 2004, the Company entered into a capital lease agreement for the acquisition of property and equipment amounting to $38,002.

During the nine months ended September 30, 2004, $6,250 of notes payable were converted into 25,000 shares of common stock.

              See accompanying summary of accounting principles and
                   notes to consolidated financial statements.

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

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


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements and notes included in Form 10-KSB, as amended, for the year ended December 31, 2003.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are not directly involved in internet gaming. However, the Company has entered into contract agreements with licensees who are involved in internet gaming. Some governmental jurisdictions have adopted or are in the process of reviewing legislation to regulate or prohibit internet gaming. The uncertainty surrounding the regulation or prohibition of internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

On March 24, 2004, the Company signed a two year service and equipment agreement with an internet services provider. The agreement calls for monthly recurring fees of $33,951 and monthly equipment payments of $11,043 for the term of the agreement.

NOTE 4 - LONG-TERM DEBT

In April 2004, the Company entered into a financing agreement with an unrelated party and a licensee by which the unrelated party advanced the Company $300,000 and the licensee advanced $200,000. The notes are payable in monthly installments of $18,295 and $9,229, including interest at 12% and 10%, respectively, and are due September 2005 and April 2006, respectively.

The proceeds of the notes were used for working capital and as down payment on the settlement agreement discussed below in Note 9.

Additionally, pursuant to the agreement entered into on March 24, 2004, to facilitate our entry into the internet security service industry, the Company acquired computer equipment through a long-term debt obligation in the amount of $234,580. This obligation is payable in monthly installments of $11,043, including interest at 12% and is due April 2006.

Included in the current portion of long term debt is $12,731 due to a related party.

NOTE 5 - INCOME TAXES

No provision for income taxes has been reflected for the nine months ended September 30, 2004 as the company has sufficient net operating loss carry forwards to offset taxable income. As of September 30, 2004, the valuation allowance offsets the total net deferred tax asset balance.


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

Had compensation expense been recorded for the Company's awards based on fair value as calculated using the "Black Scholes" Model at the grant dates consistent with the methodologies of SFAS No. 123, the Company's reported net income (loss) available to common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             Three months ended 9/30           Nine months ended 9/30
                                              2004             2003             2004             2003
                                          -----------      -----------      -----------      -----------
  Net income (loss) available to common
    shareholders:
      As reported                         $  (258,347)     $  (972,266)     $  (563,727)     $(1,641,843)
      Deduct stock based compensation          (7,441)          (7,191)         (23,323)         (21,573)
                                          -----------      -----------      -----------      -----------
      Pro forma                           $  (265,788)     $  (979,457)     $  (587,050)     $(1,663,416)
                                          -----------      -----------      -----------      -----------
  Basic earnings (loss) per share:
      Common share as reported                  (0.03)           (0.09)           (0.06)           (0.16)
      Common share pro forma                    (0.03)           (0.09)           (0.06)           (0.16)

  Diluted earnings (loss) per share:
      Common share as reported                  (0.03)           (0.09)           (0.06)           (0.16)
      Common share pro forma                    (0.03)           (0.09)           (0.06)           (0.16)

Under SFAS 123, the value of options granted during 2004 and 2003 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate 4% for 2004 and 2003, dividend yield - 0% for 2004 and 2003, volatility 98.7% and 86% for 2004 and 2003, and a remaining life of the option ranging from 6 to 10 years for 2004 and 2003.

NOTE 7 - ECONOMIC DEPENDENCE

Two licensees accounted for 96% of consolidated net revenues for the nine month period ending September 30, 2004. In the corresponding period of fiscal year 2003 85.6% of consolidated revenues were accounted for by these two licensees. Effective August 1, 2004, one of the licensees, which accounted for 8.3% of our revenues, ceased using our software. Management has evaluated the impact of the loss of this licensee and determined that it will not have a materially adverse impact on our financial position. The loss of the remaining licensee would adversely impact our ability to continue as a going concern.

NOTE 8 - SEGMENT INFORMATION

The Company groups its business into two geographic segments: The United States of America and Curacao, Netherlands Antilles.

                                                        Software
                                        Management    Development
                                      and Marketing   (Netherlands
                                      Services (USA)     Antilles)     Total
                                      --------------  ------------  -----------

Nine Months Ended September 30, 2004
------------------------------------
     Revenues                          $        --    $ 3,161,334   $ 3,161,334
     Net Loss                           (1,604,193)     1,040,466      (563,727)
     Total Assets                          504,303      1,811,745     2,316,048
     Depreciation and Amortization*        120,905        804,988       925,893

Nine Months Ended September 30, 2003
------------------------------------
     Revenues                          $        --    $ 3,118,463   $ 3,118,463
     Net Loss                           (1,768,593)       126,750    (1,641,843)
     Total Assets                          433,354      2,330,893     2,764,247
     Depreciation and Amortization*         28,020        794,841       822,861


Three Months Ended September 30, 2004
------------------------------------
     Revenues                          $        --    $   942,684   $   942,684
     Net Loss                             (670,989)       412,642      (258,347)
     Total Assets                          500,356      1,815,692     2,316,048
     Depreciation and Amortization*         52,390        274,569       326,959


Three Months Ended September 30, 2003
------------------------------------
     Revenues                          $        --    $   804,792   $   804,792
     Net Loss                             (815,331)      (156,935)     (972,266)
     Total Assets                          433,354      2,330,893     2,764,247
     Depreciation and Amortization*        251,248          9,256       260,504

*includes amounts charged to cost of sales


NOTE 9 -  SETTLEMENT AGREEMENT

On November 27, 2002, the Company filed a complaint against a shareholder and former officer for counts of breach of fiduciary duty, fraud, conversion, business defamation, misappropriation, and declaratory relief.

On March 25, 2004, the Company entered into a settlement agreement in relation to this matter. The agreement provides for total consideration in cash and non-interest bearing notes payable of $644,000. As part of the settlement, the Company received 2,859,919 shares of its common stock which has been cancelled. The settlement resulted in a loss of approximately $28,000 which was recognized in the December 31, 2003 financial statements.

NOTE 10 - LIQUIDITY

During the nine month period ended September 30, 2004, the Company incurred a substantial loss. Historically, the Company has relied on operating cash flow. A substantial decrease in revenues could impact the funds from operating cash flow and jeopardize our ability to meet current obligations. In addition, the Company has a working capital deficit of $668,157 including debt payments of $662,730 and capital lease obligations of $77,295. Management is implementing various cost saving programs as a result of these factors and believes that third party financing may be available to continue as a going concern.

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

Business Overview
-----------------

We provide business development support and administrative assistance for technology-driven subsidiaries that license, develop and host interactive digital entertainment software applications. Currently our product line is focused on the online gaming sector. Our services are technology based only. We do not engage in any gaming or wagering activity.

We generate our operating revenues exclusively from IGW Software, N.V., ("IGW") our wholly owned subsidiary, a Netherlands Antilles corporation. IGW is engaged in the development, licensing and hosting of proprietary Internet and telephony based gaming software. Other services offered to licensees include custom software development and website design services. IGW derives its revenues from licensing fees, software royalties and consulting services.

Prevail Online, Inc., ("Prevail") our wholly owned subsidiary, a Colorado corporation, is inactive and during the nine months ended September 30, 2004, had no revenues.

Through IGW, we have created a suite of gaming software products to offer our licensees better risk management, ease of use and a back office product that simplifies player and gaming oversight. Our software offers a fully automated online entertainment experience for the licensee's players. Our online Sportsbook, Racebook and Casino software systems are complemented by the player Loyalty software, the Webmaster Affiliate software and the Call Center software.

All software products are integrated, enabling players to access all of an operator's affiliated websites seamlessly, using a single account. This integrated feature results in higher revenues for our licensees, as a result of giving players easier access to a larger variety of activities.

Outlook
-------

Revenues for the remainder of 2004 are expected to be flat in comparison to 2003 levels. Primarily, this results from a restructuring of our contracts to remove seasonality from our revenue stream. This has shifted revenues from the fourth quarter of the year into the second and third quarters. In addition, a licensee who represents eight percent of our revenues has ceased using our software as of August 1, 2004. Management has taken steps to reduce costs, consolidate operations and adjust activities to coincide with anticipated revenue levels. It is not anticipated that these factors will influence our long term liquidity.

In an effort to maintain and grow our revenues, we are pursuing several avenues. Primarily, we are midway through the rewrite, enhancement and expansion of our entire wagering product lines and administration platforms using today's new technology. This will result in a more feature rich and robust offering which we anticipate will enhance our ability to present a much better product in relation to our competitors. We have expanded customized programming to meet specific licensee needs and we have developed multi-currency functionality. We are tailoring our products to address the needs of the European and South Asian market. We have invested in equipment and service agreements to offer distributed denial of service attack mitigation solutions. Finally, we have taken steps to reduce our costs to keep such costs in line with revenues.

Specifically to spur revenue growth, we have entered and/or are negotiating to enter into Value Added Reseller (VAR) arrangements with other technology vendors. We will be releasing a new suite of casino gaming products in the fourth quarter of this year and we released a poker product during the quarter ended September 30, 2004. We are in the final stages of releasing a wireless wagering product and we have entered into a business development agreement with an established European marketing firm.

Stock Repurchase - Settlement Agreement
---------------------------------------

On November 27, 2002, we filed a complaint against a shareholder and former officer. On March 25, 2004, we entered into a settlement agreement with the former officer and several entities in relation to this matter. Under the terms of the agreement, we redeemed and cancelled 2,859,919 shares of our common stock for total consideration in cash and non-interest bearing notes payable of $644,000.


Investment in Internet Security Services
----------------------------------------

In an effort to expand our service offerings and to provide our licensees with a more secure internet presence, we have invested in systems and technology in the internet security solution sector. Although this activity is in the development stage and yielded nominal revenue for us during the quarter ended September 30,

2004, we anticipate additional revenues from this product offering commencing in the fourth quarter of 2004.

At September 30, 2004, our Statement of Operations includes $210,012 of direct expenses relating to this activity, and $22,520 of depreciation on equipment used in this activity. All costs, except depreciation, travel and interest, are included in our cost of sales. We have purchased $272,867 of equipment relating to this activity, of which $234,580 was purchased under a note payable at 12% due in 24 installments of $11,043 per month.

In addition to the expenses and note payable mentioned above, we have entered into contracts for bandwidth, network management and hosting facilities totaling $32,480 per month. At September 30, 2004, these contracts had twenty months remaining, for a total obligation of $649,600. We have notified the holder of one of these contracts (our network management contract) that we have voided the portion of the contract which relates to network management, under the "failure to perform" provisions of the service level agreement. This contract represents $491,640. Since the date of cancellation, network management has been performed utilizing internal resources. Through September 30, 2004, we do not anticipate any impact from this contract cancellation on our financial statements.

The Board has directed management to obtain outside financing and/or investment with respect to our internet security services activity by February 28, 2005. At that date, we will no longer fund this activity. We anticipate funding an additional $124,000 in direct expenses associated with this activity through February 28, 2005.

Results of Operations
---------------------

Revenues for the three and nine months ended September 30, 2004 and 2003 were composed of the following elements:

                               Three months ended 9/30    Nine months ended 9/30
                                  2004         2003         2004         2003
                               ----------   ----------   ----------   ----------
     Contract Income           $  850,384   $  687,247   $2,943,155   $2,700,143
     License Fees                      --       19,100       23,268       91,600
     Bandwidth Services            88,300       78,159      190,911      252,589
     Other Revenue                  4,000       20,286        4,000       74,131
                               ----------   ----------   ----------   ----------
          Total                $  942,684   $  804,792   $3,161,334   $3,118,463

Contract income increased $243,012 for the nine months ended September 30, 2004 compared to 2003 and $163,137 for the three months ended September 30, 2004 compared to 2003. This increase results from a restructuring of our contract with a major licensee, which effectively reduced the seasonality of our revenue stream. Comparative revenues in the fourth quarter will be lower as a result of this contract restructuring.

License fees are earned when a product is initially installed. There were fewer new product installations in 2004 than in 2003, which resulted in lower license fees.

The decrease in other revenue represents the discontinuation of marketing services which occurred in 2003. Other Revenue for the three and nine months ended September 30, 2004, is attributable to our new internet security solution activity.

The following amounts compose cost of sales for each period:

                                  Three months ended 9/30 Nine months ended 9/30
                                     2004        2003        2004        2003
                                  ----------  ----------  ----------  ----------
Amortization of
  Proprietary Software            $  159,218  $  159,091  $  504,381  $  497,853
Bandwidth                             64,923      56,452     245,042     232,620
Software support and maintenance      22,209      37,765      75,707      88,875
Salaries                             202,701     485,349     806,421   1,474,324
Internet Security Services           124,892          --     210,012          --
Marketing Services and Other              --       2,262          --      24,376
                                  ----------  ----------  ----------  ----------
    Total                         $  573,943  $  740,919  $1,841,563  $2,318,048

Cost of sales decreased $166,976 for the three months ended September 30, 2004 and $476,484 for the nine months ended September 30, 2004 compared to 2003. The majority of this decrease is lower personnel costs. Salaries decreased $282,648 and $667,903 for the three months and nine months, respectively, ended September 30, 2004 compared to 2003. A portion of that decrease resulted from the capitalization of salaries and related expenses into Software Development.

Internet security services, as described earlier, is a new product offering. We are focusing on mitigation of distributed denial of service attacks. There were no costs associated with this activity in the prior periods, as this product was rolled out in the quarter ended September 30, 2004. The costs of $124,892 for the three months ended September 30, 2004 and $210,012 for the nine months ended September 30, 2004, are for bandwidth, network management and hosting facilities associated with this product line.

Expenses decreased $433,747 from $1,025,011 to $591,264 for the three months ended September 30, 2004 compared to 2003 and decreased $626,556 from $2,431,434 to $1,804,878 for the nine months ended September 30, 2004 compared to 2003. These decrease resulted from reduced professional fees, advertising and marketing expenses, administration expenses and wage expenses. Professional fees decreased as a result of lower legal and accounting services.

Administrative expenses are composed of the following:

                          Three months ended 9/30     Nine months ended 9/30
                             2004          2003          2004          2003
                          ---------     ---------     ---------     ---------
Communications            $  16,278     $  20,746     $  48,778     $  91,417
Insurance                    11,929        50,441        33,180        84,734
Repairs & Maintenance         1,132         2,573         3,418        14,273
Supplies                     10,973        38,466        30,268        86,987
Utilities                       723        17,519         3,267        45,208
Other                         7,961        30,520        25,896        (8,859)
                          ---------     ---------     ---------     ---------
    Total                 $  48,996     $ 160,265     $ 144,807     $ 313,760

The reduced administrative expenses, primarily communications, insurance and supplies, resulted from cost cutting efforts. Utilities were reduced as a result of the move of our Curacao hosting facilities in August 2003. We have actively implemented cost cutting measures throughout the past seven quarters.

Advertising and marketing decreased $17,333 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily from the reduction of participation in trade shows. Advertising and marketing increased $23,607 for the three months ended September 30, 2004 compared to 2003. This increase resulted from a trade show in which we participated and the engagement of a European marketing partner to represent our product in the European markets.

During 2003 we accrued $58,000 in anticipation of a contract cancellation costs in connection with the move of our hosting facilities. In July, 2004 we concluded the contract cancellation and recorded the reversal of the reserve, as we did not have to pay the cancellation fee. Accordingly, expenses are reduced by this amount under moving and relocation expense.

Interest expense increased $18,043 to $36,430 from $18,387 for the three months ending September 30, 2004 compared to 2003, and $41,910 to $80,333 from $38,423 for the nine months ending September 30, 2004 compared to 2003. The higher interest expense is due to the new debt incurred in the past twelve months.

Interest income declined as a result of the retirement of the note created on the conversion of an account receivable to an interest bearing note receivable during 2002, which was paid off during the first quarter of 2003.


Liquidity and Capital Resources
-------------------------------

Prior to June 2004, we did not have any material commitments for capital expenditures. However, in connection with the release of our internet security service offering, we have entered into substantial commitments for bandwidth and network services.

We have committed to continue to fund this offering of internet security services through February 28, 2005, or when outside funding becomes available. There is no guarantee, however, that we will be successful in securing the funding and if not, whether or not we are able to reduce or transfer our contract obligations, totaling approximately $649,600, which we have entered into in connection with this product offering.

Our principal source of short term liquidity is operating cash flow. A substantial decrease in revenues could impact the funds from operating cash flow and jeopardize our ability to meet current obligations. We do not have a credit line or any alternative means of short term funding. Management is taking steps to correct this situation and we believe that third party financing may be available to continue as a going concern.

Net cash provided from operating activities was $403,321 for the nine months ended September 30, 2004 as compared to $402,324 for the nine months ended September 30, 2003.

Net cash used in investing activities in the amount of $424,051 and $518,879 for the nine months ended September 30, 2004 and 2003, respectively, represented primarily the purchase of fixed assets and the capitalization of software development costs in both periods.

During the nine month period ended September 30, 2004, cash used in financing activities amounted to $176,919, compared to $8,795 used in the nine months ended September 30, 2003. The $176,919 of funds used primarily resulted from the purchase of our common stock, payments on capital lease obligations and notes payable totaling $676,919 offset by the proceeds from new loans in the amount of $500,000.

The following table summarizes our contractual obligations at September 30, 2004 by period:

----------------------------------------------------------------------------------------------------------------
                                                                                                   More than 5
                                         Total       Less than 1 year    1-3 years     3-5 years         years
----------------------------------------------------------------------------------------------------------------

Long-Term Debt                          967,060         662,730           304,330            --             --
----------------------------------------------------------------------------------------------------------------

Capital Lease Obligations               156,506          77,295            79,211            --             --
----------------------------------------------------------------------------------------------------------------

Operating Leases                      1,129,275         489,511           531,001       108,763             --
----------------------------------------------------------------------------------------------------------------

Purchase Obligations                    617,493         389,996           227,497            --             --
----------------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP                     --              --                --            --             --
----------------------------------------------------------------------------------------------------------------

Total                                 2,870,334       1,619,532         1,142,039       108,763             --
----------------------------------------------------------------------------------------------------------------


Operating leases include a real estate lease of the executive offices located in Miami, Florida, without offset for sub-lease income.


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

Revenue Recognition. We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position
(SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." We license software under non-cancelable contract agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting and training services are not essential to the functionality of our software products

Software Development Costs. Software development costs are expensed as incurred until technological feasibility is established. Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their three year estimated useful lives.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our licensees to make required payments. If the financial condition of our licensees were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required or revenue could be deferred until collectibility becomes probable. No material charges associated with doubtful accounts have been recorded in the past three quarters

Contingencies. We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.


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

ITEM 1.     LEGAL PROCEEDINGS

NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Reference is made to the Company's Proxy Statement dated October 1, 2004. The Proxy Statement was filed in connection with the Company's annual shareholders meeting which was held on October 20, 2004. At such annual shareholder's meeting, the following items were submitted to a vote of shareholders with the following results as noted:

1.PROPOSAL NO. 1:
To elect the Board of Directors, each to serve until the next Annual Meeting of the shareholders or until their respective successors are elected and qualify;

A total of 5,703,930 shares were represented with respect to this matter, with voting on each specific nominee as follows:

                                                               BROKER
Board Nominees    FOR            AGAINST     WITHHELD        NON-VOTES
--------------    ---            -------     --------        ---------

Bryan Abboud      5,701,130         -0-        2,800             --
James Doukas      5,701,130         -0-        2,800             --
Thomas Glaza      5,701,130         -0-        2,800             --
Dave Outhwaite    5,701,130         -0-        2,800             --
Dave Stein        5,701,130         -0-        2,800             --


2.PROPOSAL NO. 2:
To ratify and approve the selection by the Board of Directors of Mahoney Cohen & Company, CPA, P.C. as the Company's independent accountants for the current year;

All matters submitted to a voter were approved by the shareholders. A total of 5,702,330 votes were represented with a total of 5,701,130 shares voting for the proposal, 1,200 shares voting against the proposal, and no broker non-votes or shares abstaining from voting.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

 (a) The following exhibits are included herewith:

Exhibits marked with an asterisk have been filed previously with the Commission and incorporated herein by reference.

  EXHIBIT NO.                            DOCUMENT
  -----------                            --------
  Exhibit  3.1   * Articles of Incorporation

  Exhibit  3.2   * By-Laws

  Exhibit 22.1 Proxy Statement on Schedule 14A filed on September 30, 2004 is incorporated herein by reference.

  Exhibit 31.1   Certification of CEO Pursuant to Section 302 of
                   Sarbanes-Oxley Act of 2002

  Exhibit 31.2   Certification of CFO Pursuant to Section 302 of
                   Sarbanes-Oxley Act of 2002

  Exhibit 32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  Exhibit 32.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b) The Company did not file any reports on Form 8-K during the quarter for which this form is filed.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

Date:  November 15, 2004

Global Entertainment Holdings/Equities, Inc.

/s/ Bryan P. Abboud
--------------------
Bryan P. Abboud
President, Chief Executive Officer
and Director (Principal Executive Officer)


/s/ Clinton H. Snyder
---------------------
Clinton H. Snyder
Chief Financial Officer
(Principal Financial and Accounting Officer)