Form 10KSB
period 2004-12-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2005-04-15
CIK 1096050

U.S.SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to __________________

                       Commission file number: 000-27637


                  Global Entertainment Holdings/Equities, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


             Colorado                                47-0811483
             --------                                 ---------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


703 Waterford Way Ste 690, Miami FL                    33126
----------------------------------------               -----
(Address of principal executive offices)             (Zip Code)


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

Issuer's revenues for its most recent fiscal year:  $4,195,842

Aggregate market value of voting stock held by non-affiliates of the issuer computed by reference to the price at which such stock was sold on March 25, 2005 was: $449,056.

The number of shares outstanding of each of the issuer's classes of common stock, as of March 25, 2005 was 7,639,477 shares of common stock.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [X]

                  Global Entertainment Holdings/Equities, Inc.




                                 Index to Annual
                              Report on Form 10-KSB
                      For The Year Ended December 31, 2004

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.........9

ITEM 7.    FINANCIAL STATEMENTS..............................................15

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE........................................15

ITEM 8A.   CONTROLS AND PROCEDURES...........................................15

ITEM 8B.   OTHER INFORMATION.................................................15


PART III.
ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ..............17

ITEM 10.   EXECUTIVE COMPENSATION............................................21

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....23

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................25

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K..................................25

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES............................25

SIGNATURES...................................................................26

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

IGW Software, N.V.,("IGW")our wholly owned subsidiary, a Netherlands Antilles corporation, is engaged in the development, licensing and hosting of proprietary Internet and telephony based gaming software. IGW derives its revenues from software licensing fees, hosting services and consulting services.

Prevail Online, Inc., ("Prevail") our wholly owned subsidiary, a Colorado corporation, is currently inactive and has no revenues.

IGW was acquired through a stock purchase on June 30, 1998; Prevail was acquired through a stock and cash purchase on August 20, 1999.

PRODUCTS

The team at IGW has been developing and supporting gaming software since 1996. We have created a suite of products to offer our licensees better risk management, ease of use and a back office product that simplifies player and gaming oversight. Our software offers a fully automated online entertainment experience for the licensee's player. Our online Sportsbook, Racebook and Casino software systems are complemented by profitability enhancement tools, such as the player retention system, the risk management tools and platform management package.

All software products are integrated, enabling players to use a single-wallet to access all of an operator's products seamlessly. This integrated feature results in higher revenues for our licensees by giving players easier access to a larger variety of activities. We continuously enhance and add new gaming products to our software. Our commitment to product expansion and enhancement attempts to assure our licensees of new avenues for revenue growth.

Sportsbook

The IGW Sportsbook offers players a multitude of wagering options and activities. Players can customize their experience by selecting favorite team tracking and preferred betting styles, creating a personalized wagering environment. The preference-based odds display allows players from the United Kingdom to see the price in the format they are used to, while still providing non-UK players the lines in their traditional format. Our flexibility and feature rich software has resulted in numerous awards for us and our licensees, including Top Sportsbook Software and Best Affiliate Program in 2004 from Gambling Online Magazine.

Racebook

IGW's Racebook software is set up to take wagers on over 120 thoroughbred racing tracks and over 30 harness racing tracks. The easy to use wagering interface provides top security and one step login. This product has all the variety and features expected from an international Racebook, providing appeal to almost any community of players. The wagering options include win-place-shows, exactas, trifectas and exotics.

Casino

The IGW Casino includes slots, lottery-style games, video poker and virtual table games, such as blackjack, craps and roulette, all powered by Java and Flash interfaces. The Casinos are rich in graphics, sound and animation. These products offer players a high level of online gaming entertainment without the need to download and install software applications. Our high level of multi-layered secure software design and proprietary encryption provide a significant level of fraud prevention for the operator. Additionally, we provide tools to monitor the casino floor and player activity in real time, granting our licensees the ability to monitor activities on their sites.

Wireless Access

In partnership with Phantom Fiber, Inc., in 2005 we have deployed a wireless access framework for real time wagering on handheld devices, such as mobile cellphones. Employing client-server architecture and proprietary technology developed by Phantom Fiber, our wireless product delivers crystal clear presentation screens, high performance and responsiveness. Licensees receive additional benefits from this product, as they can reach their players by extending player access along with no separate player accounts are required - this system communicates directly with existing account management and game server systems in our sophisticated platform management system.


Poker

In partnership with a third party, we offer our licensees interactive poker gaming for their players. This development enables Licensees to tap into our industry's most dynamic growth product today, online poker.


Agent Software

The Agent program is a partnership between our licensee - the gaming website operator - and the promoter or marketing agent, which in most cases is a webmaster. Obtaining new clientele is essential to growing any business. Our software facilitates the management and control of every facet of this critical business function for our licensees.

Player Retention System

We have developed a program to assist operators in tracking and compensating players for their loyalty to the website. Through arrangements with third parties, players can receive gift certificates, airline tickets and other merchandise rewards by converting earned points at their request. Our software tracks the earnings and conversion transactions to facilitate administration of a rewards program.

Risk Management Tools

The new risk management tools include the Bet Ticker(C) and sophisticated player profiling tools providing the operator an edge over sharper players. The Bet Ticker(C) allows real time monitoring of betting action the user has preconfigured to display default minimum bet sizes and special rated accounts which enables a greater breadth of risk assessment with reduced staff and the ability to increase overall hold percentage. A player profiling tool, for example, would include the limit structure to monitor and control wagers including ifs and combination wagers. IGW's Event Creation Wizard guides you through the event creation process based on your unique bookmaking philosophy. Some of the different limits settings include: store default, punter, punter exceptions, event, night-time, early wagering, and last hour limits. This level of control enables the bookmaker to drive up the hold percentage by reducing exposure without exorbitant personnel overhead.

Services

Aside from our award winning software products, we offer several service activities to assist the operators in a profitable endeavor. These include the following:

- Hosting Services. We have operated an ISP/ASP in a controlled co-location facility in the Netherlands Antilles since 1998. Our hosting services are designed to offer a high degree of scalability, performance and fault tolerance in order to keep the software systems fast and available twenty four hours per day and seven days per week.

- Professional Services. We assist operators in understanding the gaming market, how best to design websites and how to leverage the IGW line of products to ensure success.

- Custom Software Development. Research and development of new functionality, enhancements and new games at the request of operators. We can custom develop practically any application to meet defined specifications.


NEW PRODUCT OFFERINGS


During 2004, we focused our energy on designing and developing our next generation enterprise-class gaming management system, Tyche (previously referred to as eGMS). This software rewrite is designed to take advantage of 21st century development methodologies and is targeted to become the premiere software platform which will enable our licensees to manage their business more effectively and efficiently. We anticipate the first release of Tyche to occur in the third quarter of 2005.

COMPETITION

We estimate that there are a dozen significant competitors. A few of the competitors are publicly held corporations, but are foreign based. Information gleaned from publicly available filings indicates positive results of both sales and profits for a majority of those competitors. Overall, we are observing consolidation in the industry as companies position themselves for the benefit of economies of scale. We do not have any immediate plans to participate in the industry consolidation.

ECONOMIC DEPENDENCIES

Our hosting services in the Netherlands Antilles, relies on one supplier for its bandwidth provisioning. Communication facilities are limited in this area, but we feel confident that our needs will be met by this provider. The loss of this supplier would have a materially adverse impact on our business.

Prior to August 1, 2004, we received a substantial portion of our revenues from two customers. These two customers represented 98% of our 2004 revenues and 95% of our 2003 revenues. Effective August 1, 2004, one of these licensees, which accounted for 8.3% of our revenues, ceased using our software. Management has evaluated the impact of the loss of this licensee and determined that it will not have a materially adverse impact on our financial position. The loss of the remaining licensee would jeopardize our ability to continue as a going concern.

REGULATORY ENVIRONMENT

We are suppliers of software and hosting services to the internet gaming industry, but we do not manage, operate or own any gaming or wagering activity or entity. We have entered into licensing agreements with users of our software who are involved in internet gaming. Some governmental jurisdictions, by example the United Kingdom and the Netherlands Antilles, have adopted legislation to regulate internet gaming. Other governmental jurisdictions have adopted legislation to prohibit internet gaming. The uncertainty surrounding the regulation or the prohibition of internet gaming could have a material adverse effect on our business, revenues, operating results and financial condition.

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

The World Trade Organization ("WTO") has held that the position Antigua argued claiming that the United States, through both federal and state laws, breached the general agreement on trade and services by placing restrictions on internet gambling, is correct. The WTO's final opinion, issued April 8, 2005, will result in further clarification of U.S. internet gambling restrictions according to Acting U.S. Trade Representative Peter F. Allgeier. This may result in greater access to U.S. markets by our licensees.

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

We invested $433,704 and $161,326 in 2004 and 2003 on development/enhancements of our software products and $205,779 and $706,941, respectively on maintenance of our products. The increase in development/enhancements and decrease in maintenance in 2004 resulted from our focus on our next generation platform.

EMPLOYEES

As of December 31, 2004, we had 24 full time employees. Management believes our relations are good with our employees and does not anticipate any labor relation issues. None of our employees are covered by collective bargaining agreements.

ITEM 2.  DESCRIPTION OF PROPERTY

Our subsidiary, IGW, leases 504 square feet of office space along with secured facilities within a server hosting farm for our telecommunication equipment in Curacao, Netherlands Antilles. The yearly lease commenced on July 15, 2003 for an initial three year period with one year automatic renewals thereafter. The monthly recurring fee on the lease is $26,616, of which $22,050 relates to telecommunication costs. Effective January 31, 2005, we relinquished our office space in Curacao which will result in an annual savings of $22,848.

Our corporate offices are located at 703 Waterford Way, Miami, Florida. We currently lease 7,074 square feet of office space under an initial five year lease ending July 13, 2008, at a monthly minimum base lease rate of $10,906.


ITEM 3.  LEGAL MATTERS

NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report which were not previously reported.

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

Price Range for Common Stock
----------------------------

YEAR 2004                           High                Low
                                  --------           --------
   First Quarter                   $0.50               $0.06
   Second Quarter                   0.20                0.15
   Third Quarter                    0.15                0.09
   Fourth Quarter                   0.20                0.09

YEAR 2003                           High                Low
                                  --------           --------
   First Quarter                   $0.25               $0.09
   Second Quarter                   0.30                0.09
   Third Quarter                    0.35                0.10
   Fourth Quarter                   0.12                0.05



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

There are approximately 115 holders of record, additionally; we estimate that about 200 holders owned our common stock either of record or through a broker, bank or other nominee as of December 31, 2004.

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


EQUITY COMPENSATION PLAN INFORMATION
---------------------------------------------

                                               Number of            Weighted-          Number of securities
                                            securities to be     average exercise    remaining available for
                                              issued upon           price of          future issuance under
                                              exercise of         outstanding          equity compensation
                                              outstanding           options,             plans (excluding
                                           options, warrants      warrants and       securities reflected in
Plan Category                                  and rights            rights                column (a))
------------------------------------------------------------------------------------------------------------
                                                  (a)                 (b)                       (c)
------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by              0                   n/a                     0
security holders
------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by      2,041,635             $0.70                     0
security holders
------------------------------------------------------------------------------------------------------------
Total                                          2,041,635             $0.70                     0
------------------------------------------------------------------------------------------------------------

Description of Equity Compensation

During the past several years, employees of the Company have been granted options to acquire shares of the Company's common stock. Options issued prior to 2002 were not set forth in a formal stock option plan but were provided as motivation and incentives to individuals who, in the Company's opinion, were important to the Company's success. Options issued in 2002 and thereafter, were issued pursuant to the 2002 Stock Option Plan of Global Entertainment Holdings/Equities, Inc. and also provided as motivation and incentives to individuals considered important to the Company's success. The 2002 plan was approved by our board of directors, but not submitted to a vote of stockholders. The total number of options granted and outstanding at December 31, 2004, and the exercise price and expiration dates for each year are as follows:

                 Total    Exercise
        Year    Options   Price      Expiration Date
        ----    -------   --------   -----------------
        1998    160,125    $0.50     December 31, 2008
        1999    222,525    $0.50     December 31, 2009
        2000    331,000    $1.00     January 29, 2005
                182,383    $1.25     January 29, 2005
                  8,000    $1.50     January 29, 2005
                 97,860    $2.00     January 29, 2005
                 31,800    $2.50     January 29, 2005
        2001    283,675    $0.71     December 31, 2011
                 35,000    $0.82     December 31, 2005
        2002    233,850    $0.50     December 31, 2012
        2003    227,167    $0.08     December 31, 2013
        2004    210,250    $0.10     December 31, 2014
                 18,000    $0.15     December 31, 2014
               --------
       Total  2,041,635


Sales of Unregistered Securities
--------------------------------

During the fiscal year ended December 31, 2004, as more fully set forth below, we issued and sold unregistered securities which sales have not previously been reported. An underwriter was not utilized in this transaction. The recipients of securities in the transaction represented their intention to acquire the securities without a view to distribution. Each of the certificates representing the issued securities have been stamped with a legend restricting the transfer of the securities prepared thereby. All sales of securities were to accredited investors in private placements, and accordingly all of the sales complied with Sections 3, 4(2) and 4(6) of the Securities Act of 1933.

On August 31, 2004, pursuant to the conversion provision of a promissory note dated June 18, 2003, the note holder converted $6,250 of the note payable into 25,000 shares of common stock at a per share price of $0.25. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 3, 4(2) and 4(6) of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following should be read in conjunction with the "Risk Factors" and our audited financial statements and related notes included elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements. Please see the Introductory Statement in Part I for further information relating to such forward looking statements.

Our Business
------------
We provide business development support and administrative assistance for technology-driven subsidiaries that license, develop and host interactive digital entertainment software applications. Our services are technology based only. We do not manage, operate or own any gaming or wagering activity or entity.

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

Internal and external costs incurred to develop software for licensing and websites are capitalized. Costs are capitalized when it is probable that the software developed for licensing and website will be completed and will be used to perform the function intended. When it is probable that upgrades and enhancements will result in additional functionality, such costs are capitalized. Software developed for licensing and websites will be considered to be impaired when they no longer provide substantial service potential, or significant changes occur in the extent or manner in which the websites are used. Impairment will be recognized in the period when impairment is deemed by management to have occurred. (See Note 3 to the audited financial statements).

    Impairment of Long-Lived Assets

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets, including property and equipment, be reviewed for impairment whenever events or changes in circumstances indicate the their carrying amount may not be recoverable. The Company assesses its assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and records impairment losses when this amount is less than the carrying amount. Impairment losses are recorded for the excess of the assets' carrying amount over their fair value, which is the generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by management at the date of the impairment review. For the year ended December 31, 2004, management's impairment review resulted in an impairment loss of $124,494, included in the under the caption estimated loss on Internet security service project in the accompanying financial statements.

    Revenue recognition

Revenues and directly related expenses are recognized in the period in which they occur. Revenues and related expenses are recognized from the sale of the licenses when persuasive evidence of an arrangement exists, delivery of access to the software has occurred, and the license fee has been determined and collectability of the license fee is probable. (See Note 3 to the audited financial statements).

Industry Overview
-----------------
Overall, the outlook for the industry remains relatively attractive. Revenue from online gaming is estimated to have reached $7.4 billion in 2004 and is expected to reach $10 billion in 2005, per Christiansen Capital Advisors LLC, an industry researcher.

Although there are about 120 software companies in our market arena, we have identified less than a dozen companies that we directly compete against. A number of those competitors own or control gaming operations, which gives them access to greater resources than we have. The industry is experiencing consolidation at all levels. We anticipate facing more difficult competition and longer sales cycles as the consolidation occurs within the industry.

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

Some of our competitors have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than we do. Our competitors could, in the future, introduce products with more features and lower prices than our product offerings. These companies could also bundle existing or new products with other, more established products in order to compete with us.

Plan of Operations - Our Strategy
---------------------------------
Our subsidiary, IGW Software is in the business of providing software and services to the online gaming and wagering community. Our licensees depend upon our software to improve their success through effective management of the activities on their websites and providing for an efficient way for them to manage their businesses. To this end, we envision expanding our success and growing our company through:

         o Introducing our new, dynamic interactive digital entertainment platform to the industry: Tyche.

         o Partnering with best-of-breed technology firms around the world to enhance our products and services (Identifying and executing on strategic partnerships);

         o        Expanding our sales into additional geographic areas;

         o Improving our product offering and back office administration system to enhance the control and reporting functions to benefit operators; and

         o        Integrating additional games to our product offering;


During 2004, we have taken significant steps to achieve our strategic initiatives. We:

         o Enhanced our current software with 312 feature requests made by our Licensees;

         o        Released websites that accept payments in Pound Sterling;
                  Euros and Indian Rupees;

         o Internationalized sites with dates/time formats, odds and time zones;

         o Devoted the majority of our software development to our next generation platform to be released in Q3 of 2005; and

         o        Released an additional 20 casino games in 2004;


Although we were not profitable in 2004 and 2003, we anticipate returning to profitability in 2005. We expect to achieve this through the following efforts:

- Increased sales through new licensees. We have engaged the services of an experienced and well known sales and marketing firm in Europe to assist us in reaching new licensees.
- Increased revenues through new product offerings. We have added a poker product and wireless wagering to our offering and we anticipate further expansion of our offerings in 2005.
- Certain expenses were incurred in 2004 which will not be incurred in future years. Our reserve for estimated losses on certain contract cancellation costs and our loss on impairment of assets, relating to the internet security services, resulted in an expense of $241,436.
- Reduced expenses. We have closed our administrative office in the Netherlands Antilles and have lowered our payroll costs over prior years. Although we continue our hosting operations in the Netherlands Antilles, our anticipated savings from the closing of our office is estimated at $250,000 per year.

Results of Operations
---------------------
We experienced a net loss for the year ended December 31, 2004 of $(748,469) compared to a net loss of $(1,479,553) for the year ended December 31, 2003. Our loss from operations decreased to $(380,038) for the year ended December 31, 2004 compared to a loss from operations of $(1,469,948) for the year ended December 31, 2003.

Sales decreased $485,490, or 10.4% to $4,195,842 for the year ended December 31, 2004 from $4,681,332 for the year ended December 31, 2003. This decrease primarily resulted from the curtailment of marketing services activities and a decrease in software licensing revenues. The following outlines our revenues by category:

                                               2004            2003
                                               ----            ----
Marketing Services                        $      -0-      $   30,230
Internet Security Services                    10,750             -0-
Software Licensing and Other Fees          3,900,098       4,310,675
Hosting Services                             284,994         340,427
                                          ----------      ----------
  Total                                   $4,195,842      $4,681,332

Marketing services ceased in 2002, as expenses exceeded income in both 2001 and 2002. Revenues in 2003 for Marketing Services represent the final amounts due under 2002 contracts. Software Licensing and Other Fees decreased by $410,577. This decrease was due to a contractual decrease in our software licensing rate with our major Licensee and the loss of a licensee which contributed 8.3% to our sales.

Cost of revenues were 52% of total revenue for the year ended December 31, 2004 and 65% of total revenue for the year ended December 31, 2003. The following items constitute the expenses in cost of sales:

                                               2004           2003
                                               ----           ----
Amortization                               $  551,289     $  675,931
Bandwidth                                     443,362        368,980
Software Licensing costs                      199,122        706,941
Salary and related payroll costs              984,804      1,282,446
Cost of Marketing Products & Misc                 -0-         11,317
Sponsorship Projects                              -0-         14,165
                                            ---------      ---------
    Total                                  $2,178,577     $3,059,780

Amortization decreased as proprietary software developed in earlier years reached the end of its assigned economic life of three years. Bandwidth costs increased as a result of higher usage by our licensees and additional bandwidth purchased in connection with our internet security services. Software licensing Costs decreased $507,819 to $199,122 for the year ended December 31, 2004 from $706,941 for the year ended December 31, 2003. This decrease resulted from lower maintenance costs on our current products, as we placed more resources into developing our next generation platform, and reduced costs of licensing products from third parties. Salary and related expenses decreased $297,642 as a result of cost savings from staffing reductions and increased resources devoted to our new platform in development, resulting in a higher amount of salary expense as part of capitalized software development.

Selling expenses decreased by $120,763 to $161,996 in the year ended December 31, 2004 from $282,759 in the year ended December 31, 2003.

Although our advertising and marketing costs increased within our selling expenses, payroll, travel and other expenses were lower due primarily from the cost savings as a result of our Director of Sales leaving as of the third quarter of 2003. Our higher advertising and marketing expenses were in connection with the European market focus in the fourth quarter of 2004 and the costs of contracting with our sales and marketing representative in that geographic area.

General and administrative expenses for the years ended December 31, 2004 and 2003 were comprised of the following items:

                                                  2004              2003
                                                  ----              ----
Bad debt expense                              $   43,372        $   37,116
Depreciation & amortization                      527,184           437,460
Office expense, travel and other expenses        379,651           612,916
Rent                                             221,318           196,943
Salaries and wages                               894,249           765,327
Legal and professional expenses                  169,533           450,242
Moving Expenses                                      -0-           308,737
                                               ---------         ---------
     Total                                    $2,235,307        $2,808,741

The increase in Depreciation and Amortization of $89,723 from $437,460 for the year ended December 31, 2003 to $527,184 for the year ended December 31, 2004 is attributable to the higher investment in equipment. The decrease of $233,265 in office expense, travel and other expenses relates primarily to lower telecommunication, shipping, utilities, financial consulting and insurance costs, most of which are related to our reduced presence in the Netherlands Antilles and our hosting facility move in 2003. The increase in rent expense was attributable to the cost of larger offices in Miami to accommodate personnel moved from the Netherlands Antilles in 2003. Salary and wages increased $128,922. This increase results from a full year of costs associated with the VP of Marketing and Business Development and severance and associated costs on terminated employees. Employee headcounts decreased from 29 employees at December 31, 2003 to 24 employees at December 31, 2004. Payroll costs are distributed over several categories as follows:

Salary, wages and related costs included in -

                                                  2004              2003
                                                  ----              ----
   Capitalized software                       $  337,959        $  154,228
   Selling Expenses                               32,316           171,521
   Cost of Revenues                              984,804         1,868,436
   General and Administrative expenses           894,249           765,327
                                               ---------         ---------
      Total payroll costs                     $2,249,328        $2,959,512


Legal and professional expenses decreased $280,709 for the year ended December 31, 2004 from the year ended December 31, 2003. This decrease was primarily due to the settlement of a dispute with a shareholder/former officer.

Liquidity and Capital Resources
-------------------------------
During the year ended December 31, 2004, we incurred a substantial loss. Historically, we have relied on operating cash flows for our liquidity. If revenues do not increase, this could impact the funds from operating cash flow and jeopardize our ability to meet current obligations. In addition, we have a working capital deficiency of $836,168. Debt payment of $664,946 and capital lease obligations of $90,614 are due within the next year. We are implementing various cost saving programs as a result of these factors and we believe that third party financing will be available to enable us to continue as a going concern. Additionally, our officers have indicated that they will provide up to $350,000 of funding, of which $50,000 has already been funded through April 14, 2005.

Cash provided from operating activities totaled $608,505 for the year ended December 31, 2004 compared to $862,297 for the year ended December 31, 2003. The decrease of $253,792 resulted from the reduced net loss, absence of collections on trade notes as they were collected in full in 2003 and the increased payments on accounts payable. The cash provided by operations was employed in purchasing additional equipment in the amount of $133,611, development of software in the amount of $433,704 and payments on notes payable and capital leases and purchase of treasury stock in the amount of $242,629. Our cash position at December 31, 2004 was $233,456; a decrease of $201,439 over our cash position at December 31, 2003 of $434,895. We anticipate a substantially similar investment in development of software in 2005 as that incurred in 2004. Overall, we believe cash flows from operations should be sufficient to meet our needs for working capital in both the short term and long term. We will, however, require funding for our anticipated investment in capitalized software in 2005. Management has taken steps to obtain the needed funding through loan arrangements and other advances.

We do not have any off-balance sheet financing arrangements nor do we have any arrangements through any special purpose entities. We do not have any short term or long term lending facilities. By the nature of payment terms with our licensees, any increase in growth is expected to be supported by our operating cash flow. We are continuing to explore various financing options for future needs.

As mentioned in DESCRIPTION OF BUSINESS, Economic Dependencies, during the years ended December 31, 2004 and 2003, we received a substantial portion of software licensing fee revenue from one and two licensees, respectively. In 2004 and 2003, software licensing fees and other fees from one and two licensees were $3,730,456 or 89% of Total Revenue and $4,424,615 or 95% of Total Revenue, respectively. As of December 31, 2004 and 2003, accounts receivable from one and two licensees totaled $332,000 or 73.4% of total receivables and $586,020, or 85.6% of total receivables, respectively.

Contractual Obligations
-----------------------

------------------------------------------------------------------------------------------------------------------
                                                                                                    More than 5
Contractual Obligations                 Total      Less than 1 year    1-3 years     3-5 years          years
------------------------------------------------------------------------------------------------------------------
Long-Term Debt                          922,816             664,946       257,870            --                --
------------------------------------------------------------------------------------------------------------------

Capital Lease Obligations               159,613              90,614        68,999            --                --
------------------------------------------------------------------------------------------------------------------

Operating Leases                        995,000             471,000       524,000            --                --
------------------------------------------------------------------------------------------------------------------

Purchase Obligations                         --
------------------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP                     --
------------------------------------------------------------------------------------------------------------------
Total
                                      2,077,429           1,226,560       850,869            --                --
------------------------------------------------------------------------------------------------------------------

Risk Factors
------------

In addition to other issues addressed throughout this report, the following are certain risks and uncertainties we face.

- Our future financial performance will depend, in part, on the successful development, completion, and introduction of new software products and enhanced versions of existing products, and customer acceptance of those products. In the future, there is no assurance that we will not encounter difficulties that could delay or prevent the successful development of, or marketing of, new products and/or enhancements of existing products. There also can be no assurance that such products will yield positive results or that such results can be obtained on a timely basis or without the expenditure of substantial funds.

- We believe that a Licensee's decision to purchase our products and services is discretionary, involves a significant commitment of resources, and may be influenced by budgetary and seasonal cycles. To successfully sell our products and services, we generally must educate potential licensees regarding the use and benefit of our products and services, which can require significant time and resources.

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

- We may be unable to protect our intellectual property rights. Our success depends in part on our ability to protect our proprietary technologies. We rely on a combination of trade secrets and confidentiality and other contractual provisions to establish and protect our proprietary rights. We have no trademarks, patents or other intellectual property protection. Litigation, which could result in substantial costs and diversion of effort by us, may also be necessary to enforce any infringement issues or to determine the scope and validity of third-party proprietary rights. Any such litigation, regardless of outcome, could be expensive and time consuming, and adverse determinations in any such litigation could seriously harm our business.

- Our software products and web site may be subject to intentional disruption or security breach. While we have not been the target of software viruses or other attacks specifically designed to impede the performance of our products or disrupt our Web site, such viruses or other attacks have been deployed against our licensees and could be created and deployed against our products or Web sites in the future. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our licensees' Web sites from time to time. A hacker who penetrates our network or our licensees' Web sites could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and hackers.

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

- Our stock is currently quoted under the symbol GAMM on the OTC Bulletin Board and is characterized by low volume trading, high volatility and large spreads between bid and ask prices. A significant amount of common stock coming on the market at any one time could cause the stock to decline in price. In addition, we must comply with ongoing eligibility rules to ensure our common stock is not removed from the OTC Bulletin Board, which could materially adversely affect the liquidity and volatility of our common stock. We intend to use our best efforts to continue to meet the eligibility requirements.

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

- Other risk issues

We have pursued, are currently pursuing and, in the future may pursue, new technologies and businesses internally and through joint venture, acquisitions and combinations which involve significant risks. Any such joint venture, acquisition or combination may involve, among other things, the issuance of equity securities, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to other intangible assets, and transaction costs, which have adversely affected, or may adversely affect, our results of operations and financial condition. Our ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, will likely require significant expansion of our operations. There is no assurance that we will have or be able to obtain the necessary resources to satisfactorily affect such expansion, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition future joint ventures, acquisitions and or combinations by the Company may involve risks of, among other things, entering markets or segments in which we have no or limited prior experience, the potential loss of key employees of the acquired company and/or difficulty, delay or failure in the integration of the operations, management, personnel and business of any such new business with our business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on our business, financial condition and results of operations. Moreover, there can be no assurance that the anticipated benefits of any specific acquisition or of any internally developed new business segment or business combination will be realized.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements on page F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS


None


ITEM 8A. CONTROL AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2004, the period cover by the Annual Report on Form 10-KSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our directors and their ages as of December 31, 2004 are as follows:

Name                       Age   Position                  Period of Service
-----                      ---   --------                  -----------------
Bryan Abboud............   34    Chief Executive Officer   January 2002 -
                                 and Director              Present

Thomas Glaza............   70    Director and              February 2001 -
                                 Chairman of the Board     Present

James Doukas.............  70    Director                  April 2002 -
                                                           Present

David Outhwaite..........  51    Director                  May 2004 -
                                                           Present

Dave Stein...............  58    Director                  January 2002 -
                                                           Present

Certain biographical information concerning the Directors and executive officers of the Company as of December 31, 2004 is set forth below. Such information was furnished by them to the Company.

BRYAN ABBOUD was the Chairman of the Board of Directors of the Company from 1998 to February 2001, has been chief executive officer and president of the Company since January 2002, and managing director of IGW since 1997. Mr. Abboud is also a co-founder of the Interactive Gaming Council, the online gaming industry's premier trade association. Starting as an online gaming industry pioneer in 1995, he has assembled personnel, arranged financing, and led the Company successfully into the online gaming software industry. Earlier, Mr. Abboud was involved in upper management of a company in the high-tech consumer electronics industry. Before this he served as vice president of marketing and co-founded Vista International, Inc. where he was responsible for all U.S. sales, advertising and promotions. Mr. Abboud earned a Masters in International Management at the American Graduate School of International Management (Thunderbird) and received a Bachelor of Science Degree in Commerce, with emphasis in Marketing at Santa Clara University. He also attended Sup de Co in Rouen, France.

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

DAVID OUTHWAITE has been a director of the Company since May 12, 2004. Mr. Outhwaite is the CEO and President of VIQ Solutions, Inc. of Markham, Ontario. VIQ Solutions, Inc. provides complete solutions that include digital voice capture and workflow management software, network storage utilities, and world class transcriptions services. Mr. Outhwaite has 32 years of experience in the software and telecommunications industries. Previously, Mr. Outhwaite was the COO of CryptoLogic Inc., a Toronto based company providing Internet based Casino and eCommerce software to the global marketplace.
Mr. Outhwaite has held executive management positions with Informix Software Canada, Sybase Canada, Control Data Systems and Philips Information Systems. He has had an extensive career managing growth technology companies employing several hundred people and has led expansions in South American, European and Pacific markets. Mr. Outhwaite has participated in numerous ISO certifications and has acted as Compliance Officer for several public companies. He brings in-depth operational experience, and proven record of success to his role at VIQ Solutions, Inc. Mr. Outhwaite attended the University of Manitoba and the Canadian Institute of Management.

DAVE STEIN has been a director of the Company since January 31, 2002. He is serving as chairman of the Company's audit committee and as a member of the Company's compensation committee. For the past decade, Mr. Stein has focused on consulting with and coaching sales executives and their teams in 48 states and 20 countries to win business. He is the author of both the first and second edition of How Winners Sell: 21 Proven Strategies to Outsell Your Competition and Win the Big Sale, which defines the strategies and related tactics for sales professionals to thrive in our new world of information overabundance, intense competition, and product and service commodization. Mr. Stein has worked with large enterprises such as IBM, Hewlett-Packard, ALLTEL, Bayer, NEC, Siemens, Oracle, Invensys, Pitney Bowes, MCI, AT&T, Unisys, Ciber, and McGraw-Hill, as well as many smaller companies. He has been the president of The Stein Advantage, Inc., a sales consulting company, from July 1997 to the present, and was the Director of Worldwide Business Development for Marcam Corporation from 1995 to 1997. From 1980 until he founded The Stein Advantage in 1997, Mr. Stein was employed by several leading-edge high technology companies in a number of roles: programmer, systems engineer, sales representative, sales manager, Director of Worldwide Sales Development, VP of Sales, VP of Marketing, VP of International Operations, VP of Client Services and VP of Strategic Alliances. In the early 1990's Mr. Stein lived and worked in Europe initiating, organizing and establishing the international operations for Datalogix International. He is a member of the National Speakers Association and the Strategic Account Management Association (SAMA). Mr. Stein graduated from the City College of New York with a Bachelor of Arts degree and pursued postgraduate studies at the City University of New York.
                                       17

               OTHER EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES



Set forth below is biographical and other information concerning the Company's non-director executive officers and other significant employees.

Name                          Age         Position
----                          ---         --------
Clinton H. Snyder             49          Chief Financial Officer
Dennis Deblois                42          Chief Information Officer

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

DENNIS DEBLOIS has served as Chief Information Officer since August 26, 2004, under a contract we have with his technology consulting firm, International Data Consultants ("IDC"). Mr. Deblois founded IDC in 1994 and serves as its President and Chief Executive Officer. With a staff of 14, IDC serves numerous South Florida, national and international clients. Prior to starting IDC, Mr. Deblois served as Senior Technical Advisor and Strategic Accounts Manager for Computer Express MicroAge, an international computer system design and sales organization, from 1988-1994. In 1987, prior to joining Computer Express MicroAge, Mr. Deblois co-founded Personal Computer Training Corporation, a company dedicated to providing on-site training for businesses on diverse software ranging from word processing and spreadsheets to financial and accounting systems. From 1984 to 1987, Mr. Deblois worked as a corporate and customer trainer for International Computer Systems, the then-largest computer retailer in the Southeastern United States. In this capacity, he designed and implemented one of the industry's first sales training programs to effectively link technical expertise to staff compensation. The completed program was evaluated and partially adopted by several leading technology companies, including IBM.

Mr. Deblois received a bachelor's degree from the University of Miami in 1984. He has subsequently received multiple certifications in technology and engineering, including recognition as a Compaq Advanced Systems Engineer, Certified Novell Engineer, IBM Technical Advisor, and IBM Certified Trainer.

During and prior to founding IDC, Mr. Deblois has worked as a technical consultant for Fortune 500 companies and other corporations, including Ryder Systems, Knight-Ridder, American Bankers Insurance Group, Miami-Dade County, Burger King, City of Miami, Bacardi Corporation, United Trust Fund, University of Miami, and Johnson & Johnson.

COMMITTEES OF THE BOARD OF DIRECTORS

            To assist in carrying out its duties, the Board of Directors established two committees. The two committees are the Audit Committee and the Compensation Committee.


AUDIT COMMITTEE

            The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and assists the Board of Directors and management of the Company in ensuring that the Company consistently acts with integrity and accuracy in financial reporting. The Audit Committee's responsibilities include:

            - selecting and reviewing the Company's independent registered public accounting firm and their services;

            - reviewing and discussing with appropriate members of the Company's management, the audited financial statements, related accounting and auditing principles, practices and disclosures;

            - reviewing and discussing the Company's quarterly financial statements prior to the filing of those quarterly financial statements;

            - establishing procedures for the receipt of, and response to, any complaints received regarding accounting, internal accounting controls, or auditing matters, including anonymous submissions by employees;

            - reviewing the accounting principles and auditing practices and procedures to be used for the Company's financial statements and reviewing the results of those audits; and

            - monitoring the adequacy of the Company's operating and internal controls as reported by management and the independent registered public accounting firm.

            Dave Stein is the chairman of the Audit Committee, and the other members of the Audit Committee are Thomas Glaza and James Doukas. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. No member is qualified as an audit committee financial expert within the meaning of the SEC regulations. The collective expertise of the Audit Committee is believed to be sufficient to carry out the duties of the Audit Committee.

Based upon the Audit Committee's review and discussions with management and the independent auditor, and the Audit Committee's review of the representations of management and the independent auditor, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company's Annual Report to Stockholders and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

The Board of Directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is attached as an exhibit to this annual report.


COMPENSATION COMMITTEE

      The Compensation Committee's responsibilities include:

            - establishing and reviewing the overall corporate policies, goals and objectives for the compensation of the Company's chief executive officer and other executive officers, including a review of the relationship of executive compensation to corporate performance and relative stockholder return, compensation at comparable companies, past years compensation to our executives, and other relevant factors;

            - evaluating the performance of the Company's chief executive officer and other executive officers in light of the corporate goals and objectives and, based on that evaluation, determining the compensation of the chief executive officer and other executives officers, including individual elements of salary, bonus, supplemental retirement, incentive and equity compensation, in light of the corporate goals and the performance evaluation; and

            - making recommendations to the Company's Board of Directors regarding the salaries, benefits and other compensation of the Company's non-employee directors, committee chairpersons, and committee members.

            James Doukas is the chairman of the Compensation Committee, and the other members are Thomas Glaza and Dave Stein. The Board of Directors has determined that each member of the Compensation Committee is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2004, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year, other than Bryan Abboud and James Doukas, who have not yet filed a Form 4 required for a purchase transaction which occurred in 2004.

Code of Ethics

         The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees, including our CEO and senior financial officers. A copy of our Code of Ethics is attached as an exhibit to this annual report. Shareholders may also request a free copy of the Code of Business Conduct and Ethics from:

              Global Entertainment Holdings/Equities, Inc.
              Attention:  Investor Relations
              703 Waterford Way Ste 690
              Miami FL 33126

To date, there have been no waivers under the Code of Business Conduct and Ethics.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2004, 2003 and 2002 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of its chief executive officer and the other most highly compensated officers who are executive officers (the Named Executive Officers) for the appropriate years.



 SUMMARY COMPENSATION TABLES

                                                                     Long Term Compensation
                                        Annual Compensation            Awards           Payouts
                                -----------------------------  -----------------------  -------
                                                               Restricted   Securities
                                                 Other Annual    Stock      Underlying   LTIP       All Other
Named Officer           Year   Salary    Bonus   Compensation    Awards      Options    Payouts   Compensation
-------------           ----  --------   -----   ------------  ----------   ----------  -------   ------------

Bryan Abboud            2004  $156,000  $21,076      -0-          - 0 -       30,000     - 0 -        - 0 -
 President              2003  $156,000  $22,884      -0-          - 0 -       30,000     - 0 -        - 0 -
                        2002  $156,000  $26,991      -0-          - 0 -       42,000     - 0 -        - 0 -

James Herrera (1)       2004  $126,000   $2,500      -0-          - 0 -          -0-     - 0 -        - 0 -
 VP Business            2003  $ 82,000  $14,831   $15,000(1)      - 0 -       22,500     - 0 -        - 0 -
 Development and
 Strategic Marketing

Clinton Snyder(2)       2004  $126,000  $ 7,972      -0-          - 0 -       30,000     - 0 -        - 0 -
 Chief Financial        2003  $117,115  $ 9,331      -0-          - 0 -       30,000     - 0 -        - 0 -
 Officer

Dennis Deblois(3)       2004  $ 36,000      -0-      -0-          - 0 -          -0-     - 0 -        - 0 -
 Chief Information
 Officer

--------------
(1) James Herrera commenced employment May 1, 2003 and was terminated January 21, 2005. Other compensation in 2003 represents a moving allowance.

(2)  Clinton Snyder commenced employment January 20, 2003.

(3) Dennis Deblois was contracted through an agreement with International Data Consultants, which commenced August 26, 2004.

                      Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)


                 Number of       Percent of Total
                Securities         Options/SARs        Exercise of
                Underlying          Granted to          Base Price
Name           Options/SARS  Employees in Fiscal Year  Price ($/Sh)  Expiration Date
-------------  ------------  ------------------------  ------------  ---------------

Bryan Abboud      30,000               13.1%            $0.10/Share  December 31, 2014
James Herrera          -                  -                 -        -
Clinton Snyder    30,000               13.1%            $0.10/Share  December 31, 2014
Dennis Deblois         -                  -                 -        -

Directors' Compensation

All non-employee directors receive annual options to purchase 15,000 shares each of the Company's common stock. Such options bear exercise prices equal to the weighted average of the common stock's closing price for the three (3) months prior to the granting of such options. Awarding occurs at the beginning of the year and vesting occurs as the year transpires or upon termination of the Director. All Directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business. Effective January 1, 2003, all non-employee directors received in addition to the options, $1,000 per meetings held on site, and $500 for telephonic meetings. During the year ended December 31, 2004, Mr. Glaza was paid $5,000, Mr. Doukas was paid $4,000 and Mr. Stein and Mr. Outhwaite were each paid $3,000 in connection with their services as Directors of the Company.

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

Effective January 20, 2003, we entered into an employment agreement with Clinton Snyder, pursuant to which Mr. Snyder is employed as Chief Financial Officer. The agreement, as amended, provides for a monthly salary of $10,500, plus an annual incentive cash and stock option bonus under a varying formula. The term of the agreement is one year with successive automatic renewals.

Effective August 26, 2004, we entered into a consulting agreement with International Data Consultants ("IDC") for services of a Chief Information Officer. These services are being performed by Mr. Dennis Deblois, president of IDC. The contract calls for an eight month term, at $7,000 for the first month and $9,000 per month for the remaining seven months. Effective April 1, 2005, we have renewed the contract on a month to month basis at $10,000 per month.


Stock Options Held at December 31, 2004

The following table indicates the total number of exercisable and unexercisable stock options held by each executive officer named in the Summary Compensation Table as of December 31, 2004. No options to purchase common stock were exercised during the year ended December 31, 2004 and no stock appreciation rights were outstanding during the same period. The closing price of our common stock at December 31, 2004, was $0.10, which was below the exercise price of all issued and outstanding options prior to those issued December 31, 2003 and equal to the exercise price of options issued December 31, 2004.

Aggregated Option Exercises in Last Fiscal Year
And Fiscal Year-End Option Values


                             Number of Unexercised      Value of Unexercised
                             Securities Underlying         In-the-Money
                                  Options at                Options at
                                Fiscal Year End          Fiscal Year End ($)
                             ---------------------     ---------------------
Name                      Exercisable/Unexercisable   Exercisable/Unexercisable
-----------------------   ----------- -------------   ----------- -------------
Bryan Abboud                477,438      45,500         $1,950      $3,450
James Herrera                 5,625         -0-           $450         -0-
Clinton Snyder               22,500      37,500         $1,950      $3,450
Dennis Deblois                    -           -              -           -

There were no options exercised during the year ended December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS



The following table sets forth information as of March 25, 2005, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the 7,639,477 outstanding shares of Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:

--------------------------------------------------------------------------------------------------------------------
                                     Name and Address of                Number of Shares
     Class of Stock                   Beneficial Owner               Beneficially Owned (1)   Percent of Class (1)
                                      ----------------               ------------------       --------------------
--------------------------------------------------------------------------------------------------------------------

      Common Stock                   JoAnn Abboud (2)
                                     60 Seagate Dr. #703                     707,194                   9.3%
                                     Naples, FL 34103
--------------------------------------------------------------------------------------------------------------------
      Common Stock                   Todd Elmquist (3)
                                     1011 W 69th Terr                        669,285                   8.8%
                                     Kansas City, MO 64113
--------------------------------------------------------------------------------------------------------------------
      Common Stock                   David & Nancy Abboud
                                     5709 F Street                           465,693                   6.1%
                                     Omaha, NE 68117
--------------------------------------------------------------------------------------------------------------------
                               Executive Officers
--------------------------------------------------------------------------------------------------------------------
      Common Stock                   Bryan Abboud (4)
                                     703 Waterford Way                     3,322,858                  41.8%
                                     Suite 690
                                     Miami, Florida 33126
--------------------------------------------------------------------------------------------------------------------
      Common Stock                   Dave Stein (5)
                                     703 Waterford Way                        42,000              less than 1%
                                     Suite 690
                                     Miami, Florida 33126
--------------------------------------------------------------------------------------------------------------------
      Common Stock                   James Doukas (6)
                                     703 Waterford Way                        64,558              less than 1%
                                     Suite 690
                                     Miami, Florida 33126
--------------------------------------------------------------------------------------------------------------------
      Common Stock                   Thomas Glaza (7)
                                     703 Waterford Way                        95,210                   1.3%
                                     Suite 690
                                     Miami, Florida 33126
--------------------------------------------------------------------------------------------------------------------
      Common Stock                   Dave Outhwaite (8)
                                     703 Waterford Way                        11,250              less than 1%
                                     Suite 690
                                     Miami, Florida 33126
--------------------------------------------------------------------------------------------------------------------
      Common Stock                   Clint Snyder (9)
                                     703 Waterford Way                        22,500              less than 1%
                                     Suite 690
                                     Miami, Florida 33126
--------------------------------------------------------------------------------------------------------------------
                             ALL EXECUTIVE OFFICERS &                      3,558,376                  43.7%
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

(2) Joann Abboud is the mother of Bryan Abboud. Joann Abboud is the owner of 100% of the voting stock of Camelot Investments, Inc. Camelot Investments, Inc. owns 75,913 shares of the Company's Common Stock. These shares are reflected in the total 707,194 shares owned by Joann Abboud.

(3) Includes 190,256 shares beneficially owned by Todd Elmquist by virtue of his ownership of options to purchase: (i) 55,256 shares of common stock through December 31, 2008, at the exercise price of $0.50 per share; (ii) 100,000 shares of common stock through January 29, 2005, at an exercise price of $1.00 per share; (iii) 20,000 shares of common stock through December 31, 2011, at an exercise price of $0.71; and (iv) 15,000 shares of common stock through December 31, 2012, at an exercise price of $0.50.

(4) Includes 307,438 shares beneficially owned by Bryan Abboud by virtue of his ownership of options to purchase: (i) 78,938 shares of common stock through December 31, 2008, at an exercise price of $0.50 per share; and (ii) 132,000 shares of common stock through December 31, 2009, at an exercise price of $0.50 per share; (iii) 50,000 shares of common stock through December 31, 2011, at an exercise price of $0.71; (iv) 24,000 shares of common stock through December 31, 2012, at an exercise price of $0.50; (v) 15,000 shares of common stock through December 31, 2013, at an exercise price of $0.08; and (vi) 7,500 shares of common stock through December 31, 2014, at an exercise price of $0.10.

(5) Includes 42,000 shares beneficially owned by Dave Stein by virtue of his ownership of options to purchase: (i) 12,000 shares of common stock through December 31, 2012, at the exercise price of $0.50 per share; (ii) 15,000 shares of common stock through December 31, 2013, at an exercise price of $0.08 per share; and (iii) 15,000 shares of common stock through December 31, 2014, at an exercise price of $0.10 per share.

(6) Includes 42,000 shares beneficially owned by James Doukas by virtue of his ownership of options to purchase: (i) 12,000 shares of common stock through December 31, 2012, at the exercise price of $0.50 per share; (ii) 15,000 shares of common stock through December 31, 2013, at an exercise price of $0.08 per share; and (iii) 15,000 shares of common stock through December 31, 2014, at an exercise price of $0.10 per share.

(7) Includes 72,000 shares beneficially owned by Thomas Glaza by virtue of his ownership of options to purchase: (i) 30,000 shares of common stock through December 31, 2011, at the exercise price of $0.71 per share; (ii) 12,000 shares of common stock through December 31, 2012, at the exercise price of $0.50 per share; (iii) 15,000 shares of common stock through December 31, 2013, at an exercise price of $0.08 per share; and (iv) 15,000 shares of common stock through December 31, 2014, at an exercise price of $0.10 per share.
(8) Includes 11,250 shares beneficially owned by Dave Outhwaite by virtue of his ownership of options to purchase 11,250 shares of common stock through December 31, 2014, at an exercise price of $0.10 per share.

(9) Includes 22,500 shares beneficially owned by Clint Snyder by virtue of his ownership of options to purchase: (i) 15,000 shares of common stock through December 31, 2013, at an exercise price of $0.08 per share; and (ii) 7,500 shares of common stock through December 31, 2014, at an exercise price of $0.10 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Bryan Abboud, Chief Executive Officer and President of the Company and Managing Director of IGW Software, NV, is a son of JoAnn Abboud, who owns 9.3% of the Company's Common Stock.

Bryan Abboud loaned the Company $22,364 for equipment purchases which is secured by a promissory note bearing interest at twelve percent (12%) per year and is due and payable in full on May 15, 2005. Additionally, on February 14, 2005, Mr. Abboud lent the company $50,000 for working capital, which is secured by a promissory note bearing interest at fifteen percent per year payable in monthly installments of principal and interest in the amount of $3,119.24 through August, 2006.

No transaction, proposed transaction or series of transactions occurred in the last two years and through the date of this filing directly or indirectly, between the Company and any director or executive officer that exceeded $60,000 during the last two years.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits

        ITEM (601)                    DOCUMENT
        ----------                    --------
  (i)       3.1     Articles of Incorporation. (iv) 3.2 By-laws, as amended
  (v)       4.1     Certificate of Designation, Series A Preferred Stock
  (vi)     10.1     Lease Agreement, 703 Waterford Way, Miami Florida
  (vi)     10.2     Lease, Co-Location Agreement, Curacao, Netherlands Antilles
  (ii)     10.3     2002 Non-Qualified Stock Option Plan
           10.4     Employment Agreement, Bryan Abboud
           10.5     Employment Agreement, Clinton Snyder
           10.6     Contract for Services, International Data Consultants
  (vi)     14.1     Code of Business Conduct and Ethics
  (iii)    21.1     Subsidiaries
           31.1     Certification of the CEO pursuant to section 302 of the
                    Sarbanes-Oxley Act of 2002
           31.2     Certification of the CFO pursuant to section 302 of the
                    Sarbanes-Oxley Act of 2002
           32.1     Certification of the CEO pursuant to section 906 of the
                    Sarbanes-Oxley Act of 2002
           32.2     Certification of the CFO pursuant to section 906 of the
                    Sarbanes-Oxley Act of 2002
  (vii)    99.1     Charter of the Audit Committee of Global Entertainment
                    Holdings/Equities, Inc.

------------------

(i) Filed with the Company's registration statement on form 10-SB, October 14, 1999

(ii)   Filed with form S-8, February 20, 2002

(iii)  Filed with form 10-KSB, April 16, 2002

(iv)   Filed with form 8-K on September 25, 2002.

(v)    Filed with form 8-K, May 27, 2003

(vi)   Filed with form 10-QSB/A, December 8, 2003

(vii)  Filed with form DEF 14A, September 30, 2004

       (b) We filed no Form 8-Ks during the fourth quarter of this Fiscal Year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Mahoney Cohen & Company, CPA, P.C. for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2004 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB were $50,772.

Audit-Related Fees

Mahoney Cohen & Company, CPA, P.C. did not render any professional services for information technology services relating to financial information systems design and implementation for the fiscal year ended December 31, 2004.

Tax Fees

Mahoney Cohen & Company, CPA, P.C. did not render any professional services for tax compliance, tax advice, or tax planning during 2004. The fees associated for the preparation of the 2004 corporate tax returns were approximately $5,000.

All Other Fees

The aggregate fees billed by Mahoney Cohen & Company, CPA, P.C. for services rendered to the Company, other than the services described under "Audit Fees" and "Audit-Related Fees" and tax fees, amounted to $-0- for the fiscal year ended December 31, 2004.

Pre-Approval Policies and Procedures

In discharging its oversight responsibility with respect to the audit process, the Audit Committee of the Board of Directors obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence consistent with Independence Standards Board Standard No.1, "Independence Discussions with Audit Committees", discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence. The Committee also discussed with management and the independent auditors the quality and adequacy of the Company's internal controls and the outsourced audit functions, responsibilities, budgeting and staffing. The Committee reviewed with the independent auditors their audit plans, audit scope and identification of audit risks. The Committee discussed and reviewed with the independent auditors all communications required by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61 and 90, as amended, "Communication with Audit Committees", and discussed and reviewed the results of the independent auditors audit of the financial statements. The Committee also discussed the results of the internal audit examinations.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2005.

                                    Global Entertainment Holdings/Equities, Inc.


                                    By:   /s/ BRYAN P. ABBOUD
                                          -------------------
                                          Bryan P. Abboud
                                          Chief Executive Officer

                                          /s/ CLINTON H. SNYDER
                                          ---------------------
                                          Clinton H. Snyder
                                          Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on April 15, 2005:

Signature                             Title                           Date
---------                             -----                           ----

/s/ BRYAN P. ABBOUD         Director, Chief Executive Officer     April 15, 2005
----------------------
Bryan P. Abboud


/s/ THOMAS GLAZA            Director and Chairman of the Board    April 15, 2005
-----------------------
Thomas Glaza

/s/ JAMES DOUKUS            Director                              April 15, 2005
-----------------------
James Doukas

/s/ DAVID OUTHWAITE         Director                              April 15, 2005
-----------------------
David Outhwaite

/s/ DAVID STEIN             Director                              April 15, 2005
-----------------------
David Stein

                              GLOBAL ENTERTAINMENT
                             HOLDINGS/EQUITIES, INC.



                        Consolidated Financial Statements

                 For the years ended December 31, 2004 and 2003








                                      Index

                                                                         Page
                                                                         ----
Report of Independent Registered Public Accounting Firm                   F-2

Consolidated Balance Sheet as of December 31, 2004                        F-3

Consolidated Statements of Operations for the
    Years Ended December 31, 2004 and 2003                                F-4

Consolidated Statement of Stockholders' Equity for the
    Years Ended December 31, 2004 and 2003                                F-5

Consolidated Statements of Cash Flows for the
    Years Ended December 31, 2004 and 2003                                F-6

Notes of Financial Statements                                         F-7 - F-19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Shareholders' and Board of Directors
Global Entertainment Holdings/Equities, Inc.
Miami, Florida

                We have audited the accompanying balance sheet of Global Entertainment Holdings/Equities, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two the years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Entertainment Holdings/Equities, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mahoney Cohen & Company, CPA, P.C.


Miami, Florida
March 14, 2005

               Global Entertainment Holdings/Equities, Inc.
                        Consolidated Balance Sheet
                            December 31, 2004

Assets:

Cash and cash equivalents                              $   233,456
Accounts receivable, net of allowance
for doubtful accounts of $20,600                           452,294
Prepaid expenses                                            64,965
Other current assets                                         6,121
                                                       -----------

   Total Current Assets                                    756,836
                                                       -----------

Property and equipment, net                                685,777
                                                       -----------

Other Assets:

Software developed for licensing, net                      501,973
Deposits and other                                         130,015
                                                       -----------

Total Other Assets                                         631,988
                                                       -----------

Total Assets                                           $ 2,074,601
                                                       ===========


Liabilities and Shareholders' Equity:

Liabilities:

Current portion of long-term debt                      $   664,946
Accounts payable and accrued expenses                      437,851
Customer deposit                                           147,000
Estimated losses on Internet security service project      116,942
Current portion of capital lease obligations                90,614
Income taxes payable to foreign jurisdiction                84,802
Deferred rent                                               36,849
                                                       -----------

     Total Current Liabilities                           1,579,004
                                                       -----------

Capital lease obligations, excluding current portion        68,999

Long-term debt, excluding current portion                  257,870
                                                       -----------
                                                           326,869
                                                       -----------

Commitments and contingencies                                   --

Shareholders' Equity:

Preferred stock, $.001 par value, 25,000,000
shares authorized, none issued                                  --
Common stock $.001 par value, 100,000,000
shares authorized, 7,639,477 issued                          7,640
Additional paid in capital                               2,251,027
Accumulated deficit                                     (2,083,119)
Treasury stock (34,100 shares), at cost                     (6,820)
                                                       -----------

Total Shareholders' Equity                                 168,728
                                                       -----------

    Total Liabilities and Shareholders' Equity         $ 2,074,601
                                                       ===========

                             SEE ACCOMPANYING NOTES

                  Global Entertainment Holdings/Equities, Inc.
                      Consolidated Statements of Operations
                     Years ended December 31, 2004 and 2003


                                                     2004            2003
                                                 ------------    ------------

Revenues                                         $  4,195,842    $  4,681,332

Cost of Sales                                       2,178,577       3,059,780
                                                 ------------    ------------

Gross Profit                                        2,017,265       1,621,552
                                                 ------------    ------------

Operating Expenses:

Selling expenses                                      161,996         282,759
General and administrative expenses                 2,476,743       2,808,741
                                                 ------------    ------------

Total Operating Expenses                            2,638,739       3,091,500
                                                 ------------    ------------

(Loss) from Operations                               (621,474)     (1,469,948)
                                                 ------------    ------------

Other Income (Expense):

Interest income                                         2,125          42,417
Interest expense                                     (108,564)        (56,219)
Loss on settlement of lawsuit                              --         (28,927)
Other income (expense)                                (20,556)         33,124
                                                 ------------    ------------

  Net Other (Expense)                                (126,995)         (9,605)
                                                 ------------    ------------

  Net (Loss)                                     $   (748,469)   $ (1,479,553)
                                                 ============    ============

Basic (Loss) Per Share                           $      (0.08)   $      (0.14)
                                                 ============    ============

Diluted (Loss) Per Share                         $      (0.08)   $      (0.14)
                                                 ============    ============

Weighted average number of shares outstanding:
Basic                                               8,919,832      10,322,552
                                                 ============    ============

Diluted                                             8,919,832      10,322,552
                                                 ============    ============





                             SEE ACCOMPANYING NOTES

                  Global Entertainment Holdings/Equities, Inc.
                 Consolidated Statements of Shareholders' Equity
                     Years ended December 31, 2004 and 2003


                        Preferred Stock         Common Stock        Additional    Retained         Treasury Shares
                     --------------------   ---------------------     Paid-in     Earnings        ------------------
                      Shares      Amount      Shares      Amount      Capital     (Deficit)       Shares     Amount       Total
                     --------    --------   ----------   --------   ----------   -----------      -------   ---------   -----------
Balance,
  January 31, 2002         --    $     --   10,375,776   $ 10,376   $3,228,899   $   144,903      183,533   $(447,300)  $ 2,936,878
    Shares issued          --          --      184,520        185       25,421            --           --          --        25,606
    Net loss               --          --           --         --           --    (1,479,553)          --          --    (1,479,553)
                     --------    --------   ----------   --------   ----------   -----------      -------   ---------   -----------
Balance,
  December 31, 2003        --    $     --   10,560,296   $ 10,561   $3,254,320   $(1,334,650)     183,533   $(447,300)  $ 1,482,931
Conversion of
  promisory note           --          --       25,000         25        6,225            --           --          --         6,250
Repurchase of
  treasury stock           --          --           --         --           --            --    2,859,919    (571,984)     (571,984)
Shares Retired             --          --   (2,945,819)    (2,946)  (1,009,518)           --   (3,009,352)  1,012,464            --
Net loss                   --          --           --         --           --      (748,469)          --          --      (748,469)
                     --------    --------   ----------   --------   ----------   -----------      -------   ---------   -----------
Balance,
  December 31, 2004        --    $     --    7,639,477   $  7,640   $2,251,027   $(2,083,119)      34,100   $  (6,820)  $   168,728
                     ========    ========   ==========   ========   ==========   ===========      =======   =========   ===========




















                             SEE ACCOMPANYING NOTES

                  Global Entertainment Holdings/Equities, Inc.
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 2004 and 2003



                                                        2004           2003
                                                     -----------    -----------
Cash Flows from Operating Activities:

Net loss                                             $  (748,469)   $(1,479,553)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization                          1,078,473      1,122,667
Bad Debt                                                  43,372         37,116
Loss on disposal of fixed assets                          20,556         54,109
Estimated loss on internet security project              241,436             --
Loss on settlement of lawsuit                                            28,927
Common stock and additional paid in capital
issued for services                                           --         25,606
Changes in assets and liabilities:
Accounts receivable                                      141,197         75,507
Trade notes receivable                                        --      1,019,343
Other receivables                                             --         16,031
Other current assets                                       7,994        (14,115)
Prepaid expenses                                          (7,471)        27,094
Other assets                                               7,784        (26,745)
Accounts payable and accrued expenses                   (153,042)        45,378
Deferred rent                                            (23,325)       (69,068)
                                                     -----------    -----------
Net cash provided by operating activities                608,505        862,297
                                                     -----------    -----------

Cash Flows from Investing Activities:

Purchase of equipment                                   (133,611)      (239,636)
Development of software                                 (433,704)      (161,326)
Purchase of certificate of deposit                            --        (50,188)
Proceeds from the sale of property and equipment              --          3,975
                                                     -----------    -----------
Net cash used in investing activities                   (567,315)      (447,175)
                                                     -----------    -----------
Cash Flows from Financing Activities:

Payments on capital lease obligations                    (76,464)       (20,946)
Proceeds from notes payable                              663,364         50,000
Payments on notes payable                               (629,529)      (269,775)
Repurchase of Treasury Stock                            (200,000)            --
                                                     -----------    -----------

Net cash used in financing activities                   (242,629)      (240,721)
                                                     -----------    -----------
Net (decrease) increase in cash and
   Cash equivalents                                     (201,439)       174,401

Cash and Cash Equivalents - Beginning of Year            434,895        260,494
                                                     -----------    -----------
Cash and Cash Equivalents - End of Year              $   233,456    $   434,895
                                                     ===========    ===========







                             See accompanying notes.

                  Global Entertainment Holdings/Equities, Inc.
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 2004 and 2003



                                                        2004           2003
                                                     -----------    -----------

Supplemental Disclosures of Cash Flow
  Information:

Cash paid for interest                               $   110,593    $    56,219
                                                     ===========    ===========

Schedule of Noncash Investing and Financing
  Transactions

During the year ended December 31, 2004 and 2003, the Company had the following noncash investing and financing activities:



Acquisition of property and equipment through
  long-term debt and capital lease obligations       $   296,974    $   194,629
                                                     ===========    ===========

Treasury stock acquired through long-term debt       $   400,911    $        --
                                                     ===========    ===========

Common stock and additional paid-in capital
  for services rendered                              $        --    $    25,606
                                                     ===========    ===========

Retirement of treasury stock                         $ 1,012,464    $        --
                                                     ===========    ===========
Conversion of promissory note to
  common stock                                       $     6,250    $        --
                                                     ===========    ===========




















                             See accompanying notes.

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

         Principles of Consolidation
         ---------------------------
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, IGW Software, N.V. (IGW), a Netherlands Antilles Corporation and Prevail Online, Inc. (Prevail). All significant inter-company transactions and balances have been eliminated in consolidation.

         Liquidity
         ---------
During the year ended December 31, 2004, the Company incurred a substantial loss. Historically, the Company has relied on operating cash flows for its liquidity. If revenues do not increase in 2005, this could impact the funds from operating cash flow and jeopardize the Company's ability to meet current obligations. In addition, the Company has a working capital deficiency of $836,168. Debt payment of $664,946 and capital lease obligations of $90,614 are due within the next year. Management is implementing various cost saving programs as a result of these factors and believes that third and related party financing will be available to enable the Company to continue as a going concern. Additionally, officers of the Company have indicated that they will provide up to $350,000 of funding to the Company.


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

During the year ended December 31, 2004 and 2003, the Company derived a substantial portion of its software licensing fee revenue from one and two customers, respectively. In 2004 and 2003, software licensing fees and other fees from one and two customers were $3,730,456 and $4,424,615, respectively. As of December 31, 2004 and 2003, accounts receivable from one and two customers were $332,000 and $586,020, respectively.

The Company places its cash with financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Additionally, the Company maintains approximately $95,000 in foreign bank accounts, which are not covered by the Federal Deposit Insurance Corporation.

The Company's hosting services in the Netherlands Antilles, relies on one supplier for its bandwidth provisioning. Communication facilities are limited in this area, but management feels confident that the Company's requirements will be met by this provider. The loss of this supplier could adversely impact the Company's ability to continue as a going concern.


         Cash and Cash Equivalents
         -------------------------
For purposes of the accompanying statement of cash flows, the Company considers all funds on deposit with an original maturity date of three months or less to be cash equivalents.

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

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements


Note 1 - Summary of Significant Accounting Policies and
         General Matters (Continued)
         -----------------------------------------------------------------------

         Fair Value of Financial Instruments
         -----------------------------------
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and all debt approximate fair value due to their short maturity and borrowing rates available to the Company.

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

Internal and external costs incurred to develop websites are capitalized. Costs are capitalized when it is probable that the software developed for licensing and website will be completed and will be used to perform the function intended. When it is probable that upgrades and enhancements will result in additional functionality, such costs are capitalized. Software developed for licensing and websites will be considered to be impaired when they no longer provide substantial service potential, or significant changes occur in the extent or manner in which the websites are used. Impairment will be recognized in the period when impairment is deemed by management to have occurred (see note 3).

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

         Stock-Based Compensation Plans
         ------------------------------
In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, as amended by SFAS 148, "Accounting for Stock-Based Compensation", (SFAS 123), the Company has elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25, (APB 25), and related interpretations, using intrinsic value. The Company accounts for stock issued to consultants and for other services in accordance with SFAS 123.

         Foreign Currency
         ----------------

Transactions in the Netherlands Antilles are recorded using United States dollars as the functional currency.

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies and
         General Matters (Continued)
         -----------------------------------------------------------------------
         Impairment of Long-Lived Assets
         -------------------------------

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets, including property and equipment, be reviewed for impairment whenever events or changes in circumstances indicated that their carrying amount may not be recoverable. The Company assesses its use of the asset and records impairment losses when this amount is less than the carrying amount. Impairment losses are recorded for the excess of the assets' carrying amount over their fair value, which is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by management at the date of the impairment review. For the year ended December 31,2004, management's impairment review resulted in an impairment loss of $124,494, which is included in the general and administrative expenses in the accompanying financial statements.

         Revenue recognition
         -------------------
Revenues and directly related expenses are recognized in the period in which they occur. Revenues and related expenses are recognized from the sale of the licenses when persuasive evidence of an arrangement exists, delivery of access to the software has occurred, and the license fee has been determined and collectability of the license fee is probable (see note 3).

         Advertising
         -----------
Advertising expenses are charged to operations during the period which they are incurred. The Company expensed Advertising and Marketing expenditures in the amount of $100,870 and $76,054 for the years ended December 31, 2004 and 2003, respectively. These amounts are included in selling expense.

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

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies and
         General Matters (Continued)
         -----------------------------------------------------------------------

         Recent Accounting Pronouncements
         --------------------------------
In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. Further, the amendments eliminate the narrow exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement, shall be applied prospectively and is effective for non monetary asset exchanged occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS 153 will have a significant impact on the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement, for small business issuers is effective as of the first reporting period that begins after December 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this statement will have on its future results of operations or financial position.

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements


Note 2 - Property, Equipment and Depreciation
         ------------------------------------
Property and equipment are depreciated over the estimated useful life of the asset using the straight line method of depreciation. At December 31, 2004, the Company had property and equipment as follows:

                                                                   Estimated
                                                                  Useful Lives
                                                    2004            (Years)
                                                -----------       ------------

         Computer Equipment                     $ 2,090,643               3
         Furniture and Fixtures                     260,724               3
         Equipment under capital leases             257,023               3
         Office Improvements                         42,701               3
         Other                                      227,754               3
                                                -----------
                                                  2,878,845

         Less: accumulated depreciation and
         amortization                            (2,193,068)
                                                -----------

                                                $   685,777
                                                ===========

Depreciation expense for the years ended December 31, 2004 and 2003, was $441,510 and $446,736, respectively and is included in general and administrative expenses. Amortization expense of equipment under capital leases for the years ended December 31, 2004 and 2003, amounted to $85,674 and $29,847, respectively. Accumulated amortization of equipment under capital leases amounted to $115,521 as of December 31, 2004.


Note 3 - Software Developed for Licensing
         --------------------------------
The Company expenses costs to internally create computer software until such time as technological feasibility was established. Technological feasibility is considered to be established when a detail program design is completed. After the detailed program design has been established, the Company capitalizes the costs of its software products it intends to license to the gaming and wagering industry. Software development costs will be amortized on a straight-line amortization of the product cost over the estimated three year useful life of the product master. Since the product is subject to rapid technological advances, the Company has elected to amortize its computer programs and software held for licensing over a three-year period.

Revenue from the licensing of software programs is recognized when there is persuasive evidence of an arrangement, delivery of access to the software, the fee is fixed and determined, and collectibility is probable. The license arrangements are not multiple elements, and license fees are recorded when the four conditions above are achieved. Once the arrangement has been contractually agreed upon, there are no customer cancellation privileges. Fees that the Company may be entitled to are referred to as software licensing fees and are recognized at such time as the licensee has earned revenues through the use of the software and in accordance with the licensing agreement.

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements


Note 3 - Software Developed for Licensing (Continued)
         --------------------------------------------

As of December 31, 2004, the software developed for licensing is comprised of the following:

                                                                   Estimated
                                                                  Useful Lives
                                                    2004            (Years)
                                                -----------       ------------
         Proprietary software                   $ 2,049,006            3
         Websites                                   717,534            3
                                                -----------
                                                  2,766,540
         Less accumulated amortization           (2,264,567)
                                                -----------
                                                $   501,973
                                                ===========

During the years ended December 31, 2004 and 2003, the Company capitalized $433,704 and $161,326, respectively in Proprietary Software including the Casino software, Customer Support software, and other new project software that IGW is developing. These capitalized expenses will be amortized over a three year period. Amortization expense for the years ended December 31, 2004 and 2003, was $551,289 and $675,931, respectively, and is included in cost of sales.

Note 4 -      Long-Term Debt

              The Company has the following long-term obligations:
                                                                        2004
                                                                     -----------
             Note to vendor, payable in monthly installments,
             bearing interest at 12% due May 26, 2006
                                                                     $   162,522
             Note to customer, payable in monthly installments,
             bearing interest at 10% due April 1, 2006
                                                                         137,707

             Notes to shareholders, payable in monthly
             installments, with interest ranging from 12% to 15%
             and due in various dates ranging from May to
             September 2005
                                                                         278,800

             Notes to former shareholder related to the settlement
             agreement, payable in monthly installments, bearing
             interest at 10% due in April 7, 2006
                                                                         276,042

             Note to software developer, payable in monthly
             installments, bearing interest at 8%, due
             March 1, 2007
                                                                          67,745
                                                                     -----------
                                                                         922,816
             Less current portion                                        664,946
                                                                     -----------
             Long-term debt                                          $   257,870
                                                                     ===========

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 4 - Long-term Debt (Continued)
         --------------------------

            At December 31, 2004, maturities of long-term debt are as follows:

                           Year ending December 31,          Amount
                           ------------------------         --------
                                   2005                     $ 664,946
                                   2006                       244,315
                                   2007                        13,555
                                                             --------
                                                              922,816
Note 5 - Capital Lease Obligations
         -------------------------
The Company leases certain equipment under non-cancelable capital lease agreements expiring in various dates through 2006, with interest rates ranging from 10% to 12%. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2004:

                           Year ending December 31,          Amount
                           ------------------------         --------
                                   2005                      105,386
                                   2006                       73,344
                                                            --------
         Future minimum lease payments                      178,730

         Less: amounts representing interest                  19,117
                                                            --------

         Present value of minimum lease payments             159,613

         Less: current portion                                90,614
                                                            --------

         Long term portion of capital lease obligations     $ 68,999
                                                            ========
Note 6 - Stock Options
         -------------
During 2004 and prior, the Company granted stock options to certain key IGW and other company employees pursuant to the Company's Stock Option Plan. Stock issued to employees and directors have been recorded at the intrinsic value, if any, in accordance with APB 25. The exercise price of options issued was in excess of the trading prices at date of issue.

The following information is presented with respect to the Company's stock options:
                                             Number of                Remaining
                                              Shares        Average  Contractual
                                              Under         Exercise   Average
                                             Option          Price      Life
                                            ---------      --------  -----------
         Outstanding at December 31, 2002   1,757,218        $  .98
            Granted                           227,167           .08      10
            Expired or cancelled             ( 24,000)        (1.47)
                                            ---------
         Outstanding at December 31, 2003   1,960,385           .87
            Granted                           228,250           .10      10
            Expired or cancelled             (147,000)        (2.09)
                                            ---------
         Outstanding at December 31, 2004   2,041,635           .70
                                            =========


The exercise price and expiration dates of the outstanding granted and outstanding as of December 31, 2004 are as follows:


                       Total           Exercise
        Year          Options            Price            Expiration Date
        ----          -------           --------         -----------------
        1998           160,125           $0.50           December 31, 2008
        1999           222,525           $0.50           December 31, 2009
        2000           331,000           $1.00           January 29, 2005
                       182,383           $1.25           January 29, 2005
                         8,000           $1.50           January 29, 2005
                        97,860           $2.00           January 29, 2005
                        31,800           $2.50           January 29, 2005
        2001           283,675           $0.71           December 31, 2011
                        35,000           $0.82           December 31, 2005
        2002           233,850           $0.50           December 31, 2012
        2003           227,167           $0.08           December 31, 2013
        2004           210,250           $0.10           December 31, 2014
                        18,000           $0.15           December 31, 2014
                     ---------
        Total        2,041,635
                     =========

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 6 - Stock Options (Continued)
         -------------------------
Had compensation expense been recorded for the Company's awards based on fair value as calculated using the "Black Scholes" Model at the grant dates consistent with the methodologies of SFAS No. 123, the Company's reported net income (loss) available to common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

         For the years ended December 31:          2004           2003
                                              -------------    -----------

         Net income (loss) available to
           common shareholders:
            As reported                       $    (748,469)  $ (1,479,553)
            Deduct stock based compensation         (33,974)       (31,767)
                                              -------------    -----------
            Pro forma                         $    (782,443)  $ (1,511,320)
                                              =============    ===========

         Basic earnings (loss) per share:
            Common share as reported                  (0.08)         (0.14)
            Common share pro forma                    (0.09)         (0.15)

         Diluted earnings (loss) per share:
            Common share as reported                  (0.08)         (0.14)
            Common share pro forma                    (0.09)         (0.15)

Under SFAS 123, the value of options granted during 2004 and 2003 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate 4% for 2004 and 2003, dividend yield - 0% for 2004 and 2003, volatility 161.9% and 98.7% for 2004 and 2003, and a remaining life of the option ranging from 6 to 10 years for 2004 and 2003.

Note 7- Earnings Per Share
         ------------------

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

The following additional information is presented with respect to the Company's earnings per share amounts:

                                                                      Per Share
         FOR THE YEAR ENDED DECEMBER 31, 2004                           Amount
                                                                      ---------
         Earnings per Common Share

         Net loss available to common shareholders     $ (748,469)
                                                       ==========
         Weighted average common shares outstanding     8,919,832      $(0.08)
                                                       ==========      ======

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 7 - Earnings Per Share (Continued)
         ------------------------------

As of December 31, 2003 the Company had no convertible instruments that could create a dilutive effect on outstanding shares.


                                                                      Per Share
         FOR THE YEAR ENDED DECEMBER 31, 2003                           Amount
                                                                      ---------

         Earnings per Common Share

         Net loss available to common shareholders      $(1,479,553)
                                                        ===========
         Weighted average common shares outstanding      10,322,552     $(0.14)
                                                        ===========      =====

During 2004 and 2003, the exercise price of the options outstanding was greater than the market price, and accordingly these options were not considered dilutive.

Note 8 - Income Taxes
         ------------

         The Company's tax expense differs from the "expected tax expense for the year ended December 31, 2004 and 2003(computed by applying the Federal Corporate tax rate of 34%), as follows:


                                                              2004       2003
                                                           ---------  ---------

         Computed "expected" tax benefit (expense)         $ 254,479  $ 503,048
         Effect of income of foreign subsidiary
           taxed at foreign tax rate                        ( 15,668)  (376,706)
         Change in valuation allowance                      (238,811)  (126,342)
                                                           ---------  ---------
         Income tax expense                                $      --  $    --
                                                           =========  =========

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements




Note 8 -  Income Taxes (Continued)
          ------------------------

          The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows at December 31:

                                                2004           2003
                                            -----------    -----------
          Net operating loss carryforwards   $ 1,377,252    $ 1,138,441
          Deferred tax valuation allowance    (1,377,252)    (1,138,441)
                                             -----------    -----------
          Income tax expense                 $        --    $        --
                                             ===========    ===========

As of December 31, 2004, the Company had net operating loss carryforwards of approximately $4,903,000 for income tax purposes. The losses expire in various dates ranging from 2008 through 2024.

Note  9 - Operating Leases
          ----------------
The Company leases its office facilities and computer equipment under various operating leases expiring on various dates through June 2008. In addition, the Company leases server space under an operating lease agreement expiring in June 2006. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004:

          Year ending December 31,
          ------------------------
                    2005                            471,000
                    2006                            308,000
                    2007                            143,000
                    2008                             73,000
                                                 ----------
          Total minimum lease payments           $  995,000
                                                 ==========

          Rent expense for the years ended December 31, 2004 and 2003 amounted to approximately $221,000 and $197,000, respectively.

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements




Note 10 - Commitments and Contingencies
          -----------------------------


          Employment Agreements
          --------------------

The Company has an employment agreement with the Chief Executive Officer that provides for annual salary of $156,000, plus annual incentive cash and stock option bonus under a varying formula. There is no termination date to the contract, however, should there be a change in control at any time, the Company is obligated to pay one year's equivalent salary plus the prior year's bonus as severance pay.

Additionally, the Company has an employment agreement with the Chief Financial Officer that provides for an annual salary of $126,000, plus an annual incentive cash and stock option bonus under a varying formula. The term of the agreement is one year with successive automatic renewals.

Also, the Company has an agreement with an information technology firm to provide "virtual chief information officer" services. It is expected that the individual performing the services will become a shareholder in 2005. The agreement provides for payments ranging between $7,000 and $9,000 per month.


          Legislative Risks and Uncertainties
          -----------------------------------
The Company and its subsidiaries are not directly involved in internet gaming. However, the Company entered into software licensing agreements with licensees who are involved in internet gaming. Some governmental jurisdictions have adopted or are in the process of reviewing legislation to regulate or prohibit internet gaming. The uncertainty surrounding the regulation or prohibition of internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

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

On March 25, 2004, the Company entered into a settlement agreement in relation to this matter. The agreement provides for total consideration in cash and notes payable of $644,000. As part of the settlement, the Company received 2,859,919 shares of its common stock, which were classified as treasury stock until retirement. The settlement resulted in a loss of approximately $28,000 which is included in the 2003 accompanying statement of operations.

Note 11 - Related Party Transactions
          --------------------------

During 2004 and 2003, the Company incurred expenses of $15,000 and $41,162, respectively for professional services rendered by a director and officer of the Company.

The total amount of interest paid and charged to operations to related parties during 2004 and 2003 totaled approximately, $34,000 and $47,000, respectively.

Note 12 -        Estimated Loss on Internet Security Service Project
                 ---------------------------------------------------

                 During the year ended December 31, 2004, the Company invested funds in an Internet Security Service Project, which was intended to be marketed to third parties. This activity was in its development stage at the end of the third quarter ended September 30, 2004.

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 12 -        Estimated Loss on Internet Security Service Project (Continued)
                 ---------------------------------------------------------------

                 In connection with this project, the Company acquired computer equipment and software and entered into various contracts for bandwidth, network management and hosting facilities with a remaining contractual obligation of fifteen months as of December 31, 2004. During the fourth quarter ended December 31, 2004, management determined that the costs associated with this activity would exceed the future benefits. As a result of this analysis, management came to the decision of canceling the activity and recognizing the losses associated with the cancellation of contractual obligations and the impairment losses related to the computer equipment and software. The estimates used were based on contracts and experience with other transactions. The ultimate amounts to be paid for the settlement of this cancellation and the realization from the disposition of the assets, may differ from the amount accrued and such difference will be reflected in the statement of operations upon such settlement. The estimated loss on cancellation of the Internet security service project presented in the general and administrative expenses in the statement of operations for the year ended December 31, 2004, is comprised of the following:

              Estimated loss on cancellation of
                contractual obligations                               $  116,942

              Loss on impairment of assets                               124,494
                                                                      ----------

              Estimated loss on Internet Security Service project     $  241,436
                                                                      ==========



Note 13 - Segment Information
          -------------------
                 The Company has adopted FASB Statement No. 131, "Disclosures About Segments of a Business Enterprise and Related Information." The Company is managed in two geographical Segments; The United States of America and Curacao, Netherlands Antilles.

                                                                     Software
                                                                    Development
                                                    Management     (Netherlands
                                                      (USA)          Antilles)         Total
                                                 --------------    ------------     -----------
          December 31, 2004

              Revenues                            $    10,750      $ 4,185,092      $ 4,195,842
              Operating Income (Loss) (1)             192,938        (572,976)         (380,038)
              Total Assets                            407,476        1,667,125        2,074,601
                Depreciation and Amortization         164,461          914,012        1,078,473

          December 31, 2003

              Revenues                            $        --      $ 4,681,332      $ 4,681,332
              Operating Income (Loss)                (202,041)      (1,267,907)      (1,469,948)
              Total Assets                            417,174        2,410,976        2,828,150
                Depreciation and Amortization          65,681        1,056,986        1,122,667


----------------
(1) Operating income (loss) by segment includes management fees charged between the companies eliminated for consolidation purposes.