Form 10QSB
period 2005-03-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2005-05-20
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 6, 2005, there were 7,739,477 outstanding shares of the issuer's common stock, par value $0.001.

                                      INDEX

                                                                        Page No.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - March 31, 2005 (Unaudited)
           And December 31, 2004...............................................3

         Consolidated Unaudited Statements of Operations - For the
           Three Months Ended March 31, 2005 and March 31, 2004................4

         Consolidated Unaudited Statements of Cash Flows - For the
           Three Months Ended March 31, 2005 and March 31, 2004................5

         Notes to Consolidated Unaudited Financial Statements..................6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.........................................................9

ITEM 3.  CONTROLS AND PROCEDURES..............................................11

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS.............................................................13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................13

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS....................13

ITEM 5.  OTHER INFORMATION....................................................13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................13

SIGNATURES....................................................................14

         CERTIFICATIONS.......................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets

                                                           As of March 31,     As of December 31,
                                                                2005                  2004
                                                            (unaudited)           (see Note 2)
                                                           ---------------     ------------------
                             ASSETS
Current Assets:
    Cash                                                    $   194,790           $   233,456
    Accounts receivable net of
      allowance for doubtful accounts                           377,679               452,294
    Prepaid expenses                                             81,149                64,965
    Other current assets                                          5,125                 6,121
                                                            -----------           -----------
        Total Current Assets                                    658,743               756,836

Property & Equipment
    Office Improvements                                          22,981                42,701
    Computer Equipment                                        2,131,302             2,090,643
    Furniture & Fixtures                                        260,725               260,724
    Other                                                       484,777               484,777
                                                            -----------           -----------
                                                              2,899,785             2,878,845
    Less accumulated depreciation                            (2,326,239)           (2,193,068)
                                                            -----------           -----------
        Total Property & Equipment                              573,546               685,777

Other Assets
    Software developed for licensing, net                       746,103               501,973
    Other assets                                                119,578               130,015
                                                            -----------           -----------
        Total Other Assets                                      865,681               631,988
                                                            -----------           -----------
        Total Assets                                        $ 2,097,970           $ 2,074,601
                                                            ===========           ===========

             LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
    Current portion of long term debt                       $   690,843           $   664,946
    Accounts payable and accrued expenses                       492,805               437,851
    Customer deposit                                            147,000               147,000
    Estimated losses on Internet security
      service project                                           116,942               116,942
    Current portion of capital lease
      Obligation                                                 89,740                90,614
    Income Taxes Payable                                         84,802                84,802
    Deferred Rent                                                22,105                36,849
                                                            -----------           -----------
        Total Current Liabilities                             1,644,237             1,579,004
                                                            -----------           -----------
Capital lease obligations, excluding current
portion                                                          47,866                68,999
Long-term debt                                                  100,427               257,870
                                                            -----------           -----------
                                                                148,293               326,869
                                                            -----------           -----------
        Total Liabilities                                     1,792,530             1,905,873
                                                            -----------           -----------

Stockholders' Equity
    Preferred Stock, 25,000,000 Shares Authorized,
        None Issued                                                  --                    --
    Common Stock, 100,000,000 Shares Authorized
    Par Value of $.001; 7,739,477 and 7,639,477
    issued and outstanding, respectively                          7,740                 7,640
    Additional paid in capital                                2,260,927             2,251,027
    Accumulated deficit                                      (1,956,407)           (2,083,119)
    Treasury Stock, 34,100 shares, at Cost                       (6,820)               (6,820)
                                                            -----------           -----------
        Stockholders' Equity                                    305,440               168,728
                                                            -----------           -----------
        Total Liabilities and
              Stockholders' Equity                          $ 2,097,970           $ 2,074,601
                                                            ===========           ===========

                 See notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      For the Three Months Ended
                                                               March 31
                                                  ------------------------------------
                                                       2005                   2004
                                                  ------------           ------------
Total Revenues                                    $  1,056,425           $ 1, 201,913

Cost of Sales                                          407,684                558,694
                                                  ------------           ------------

          Gross Profit                                 648,741                643,219

Expenses
    Depreciation & Amortization                        144,059                123,281
    Occupancy costs                                     57,276                 61,030
    Professional Fees                                   19,916                105,709
    Financial & Investor Relations                       9,619                 12,869
    Administrative Expenses                             86,135                 57,601
    Advertising and Marketing                           49,336                 11,266
    Wages and Salaries                                 127,175                257,348
                                                  ------------           ------------
          Total Expenses                               493,516                629,104
                                                  ------------           ------------
Income from Operations                                 155,225                 14,115

Other Income(Expenses)
    Interest(Expense)                                  (29,341)               (11,009)
    Interest Income                                        828                    473
                                                  ------------           ------------
          Total Other Income (Expenses)                (28,513)               (10,536)
                                                  ------------           ------------

    Income Before Taxes                                126,712                  3,579
                                                  ------------           ------------
          Net Income                              $    126,712           $      3,579
                                                  ============           ============

    Basic and Diluted Earnings Per Share          $       0.02           $       0.00

    Weighted Average Shares - Basic                  7,641,134             10,186,102

    Weighted Average Shares - Diluted                7,927,234             10,186,102

                 See notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                            Statements of Cash Flows
                                   (Unaudited)

                                                               For the Three Months Ended
                                                                       March 31
                                                             -----------------------------
                                                                2005                2004
                                                             ---------           ---------
Cash Flows from Operating Activities
    Net Income                                               $ 126,712           $   3,579

    Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities;
         Depreciation and Amortization                         188,266             300,112
         Provision for bad debts                                    --              16,700
         Loss on disposal of fixed assets                       10,475                  --
    Change in Operating Assets & Liabilities
        Accounts Receivable                                     74,615             (43,895)
        Prepaid Expenses and other assets                      (16,184)            (17,414)
        Accounts Payable and Accrued Expenses                   54,954            (246,773)
        Deferred Rent                                          (14,744)             (5,831)
        Other, Net                                              11,433                (197)
                                                             ---------           ---------
         Net Cash Provided By
             Operating Activities                            $ 435,527           $   6,281
                                                             ---------           ---------
Cash Flows from Investing Activities
    Purchase of equipment and software                         (40,659)            (18,784)
    Development of software                                   (289,981)           (145,320)
                                                             ---------           ---------

         Net Cash (Used) in Investing Activities             $(330,640)          $(164,104)
                                                             ---------           ---------
Cash Flows from Financing Activities
   Payments on capital lease obligations                       (22,007)            (18,006)
   Proceeds from notes payable                                  50,000             500,000
   Acquisition of treasury stock                                    --            (200,000)
   Payment on Notes Payable                                   (181,546)            (78,541)
   Issuance of Common Stock to officer                          10,000                  --
                                                             ---------           ---------
     Net Cash Provided By (Used In)
         Financing Activities                                $(143,553)          $ 203,453
                                                             ---------           ---------
     Increase (Decrease) in Cash & Cash Equivalents            (38,666)             45,630
     Cash & Cash Equivalents at Beginning of Period            233,456             434,895
                                                             ---------           ---------
     Cash & Cash Equivalents at End of Period                $ 194,790           $ 480,525
                                                             =========           =========

Supplemental Disclosures of Cash Flow Information:
    Cash Paid for Interest                                   $  29,341           $   7,457

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

                 See notes to consolidated financial statements.

                 GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

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

Principles of Consolidation

The Company currently has two wholly owned subsidiaries; IGW Software NV, ("IGW"), a Netherlands Antilles Corporation in Curacao, Netherlands Antilles, and Prevail Online, Inc., ("Prevail"), a Colorado Corporation. IGW, is engaged in the conception and creation of interactive digital entertainment software programs for the gaming and wagering industry. Prevail, was purchased in August of 1999 and it is currently inactive. The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

Liquidity

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The December 31, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements and notes thereto included in the Form 10KSB for the year ended December 31, 2004.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are suppliers of software and hosting services to the internet gaming industry, but the Company does not manage, operate or own any gaming or wagering activities or entities. Some governmental jurisdictions, such as the United Kingdom, have adopted legislation to regulate internet gaming, whereas others are considering its prohibition. The uncertainty surrounding the regulation or prohibition of internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

NOTE 4- LONG-TERM DEBT

In February 2005, the Company's CEO advanced $50,000, which is payable in monthly installments of $3,119 including interest at 15%, and due in August 2006.

In April 2004, the Company entered into financing agreements with a shareholder and a licensee by which the shareholder advanced the Company $300,000 and the licensee advanced $200,000. The notes are payable in monthly installments of $18,295 and $9,229, including interest at 12% and 10%, respectively, and are due September 2005 and April 2006, respectively.

The proceeds of the notes were used for working capital and as down payment on the settlement agreement discussed below in Note 9.

Additionally, pursuant to the agreement entered into on March 24, 2004, in connection with the Company's entry into the internet security service industry, the Company acquired computer equipment through a long-term debt obligation in the amount of $234,580. This obligation is payable in monthly installments of $11,043, including interest at 12% and is due April 2006.

Included in the current portion of long term debt is $232,745 due to shareholders.

NOTE 5 - INCOME TAXES

No provision for income taxes has been reflected for the three months ended March 31, 2005 as the company has sufficient net operating loss carry forwards to offset taxable income. As of March 31, 2005, the valuation allowance offsets the total net deferred tax asset balance.

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

Had compensation expense been recorded for the Company's awards based on fair value as calculated using the "Black Scholes" Model at the grant dates consistent with the methodologies of SFAS No. 123, the Company's reported net income (loss) available to common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

    For the period ended March 31:             2005            2004
                                           -----------      ---------
    Net income available to
     common shareholders:
      As reported                          $   126,712      $   3,579
      Deduct stock based compensation           (6,698)        (7,941)
                                           -----------      ---------
      Pro forma                            $   120,014      $  (4,362)
                                           -----------      ---------

    Basic earnings (loss) per share:
      Common share as reported                    0.02          (0.00)
      Common share pro forma                      0.02          (0.00)

    Diluted earnings (loss) per share:
      Common share as reported                    0.02          (0.00)
      Common share pro forma                      0.02          (0.00)

Under SFAS 123, the value of options granted during 2004 and 2003 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate 4% for 2004 and 2003, dividend yield - 0% for 2004 and 2003, volatility 161.9% and 98.7% for 2004 and 2003, and a remaining life of the option ranging from 6 to 10 years for 2004 and 2003.
No options were granted during the current period.

NOTE 7 - ECONOMIC DEPENDENCE

One licensee accounted for 100% of consolidated net revenues for the three month period ending March 31, 2005. In the corresponding period of fiscal year 2004, 77% of consolidated revenues were accounted for by this licensee. The loss of this licensee would jeopardize our ability to continue as a going concern.

NOTE 8 - SEGMENT INFORMATION

The Company groups its business into two geographic segments; The United States of America and Curacao, Netherlands Antilles.

                                                          Software
                                                          Development
                                          Management     (Netherlands
                                        Services (USA)     Antilles)          Total
                                        --------------   ------------      -----------
March 31, 2005

     Revenues                           $    18,000       $ 1,038,425      $ 1,056,425
     Operating Income(Loss)                 (53,873)          209,098          155,225
     Total Assets                           426,896         1,671,074        2,097,970
     Depreciation and Amortization           42,900           145,366          188,266

March 31, 2004

     Revenues                           $        --       $ 1,201,913      $ 1,201,913
     Operating Income(Loss)                (743,802)          757,917           14,115
     Total Assets                           556,869         2,263,604        2,820,473
     Depreciation and Amortization           29,309           270,803          300,112

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We generate our operating revenues exclusively from IGW Software, N.V., ("IGW") our wholly owned subsidiary, a Netherlands Antilles corporation. IGW is engaged in the development, licensing and hosting of proprietary interactive digital entertainment software. Other services offered to licensees include custom software development and professional services. IGW derives its revenues from licensing fees and consulting services.

Prevail Online, Inc., ("Prevail") our wholly owned subsidiary, a Colorado corporation, is inactive and during the three months ended March 31, 2005, had no revenues.

We have created a suite of gaming software products to offer our licensees better risk management, ease of use and a back office product that simplifies player and gaming oversight. Our software offers a fully automated online entertainment experience for the licensee's player. Our online Sportsbook, Racebook and Casino software systems are complemented by the player Loyalty software, the Webmaster Affiliate software, wireless access, Interactive Poker and the Call Center software. All software products are integrated, enabling players to access all of an operator's affiliated websites seamlessly, using a single account. This integrated feature results in higher revenues for our licensees, as a result of giving players easier access to a larger variety of activities.

Outlook
-------

Revenues for 2005 are expected to be slightly higher in comparison to 2004 levels. We anticipate our growth coming from new licensees. In support of this goal, we have doubled our projected sales and marketing budget in 2005 compared to 2004. We have targeted new geographic sales areas and have engaged the services of an experienced and well known sales and marketing firm in Europe to assist us in reaching this market.

In an effort to maintain and grow our revenues, we are pursuing several avenues. Primarily, we are looking at enhancing our product offerings through co-branding, and/or reselling other gaming products. Additionally, during 2004 and as planned in the first three quarters of 2005, we have and will continue to devote the majority of our software development efforts to our next generation platform, a new and dynamic interactive digital entertainment product referenced as Tyche. With the release of this new product in the third quarter of this year, we anticipate access to new opportunities as a result of the rich features and functionality of Tyche.

We continue to reduce and control costs to keep expenses in line with revenues.

Results of Operations
---------------------

Revenues for the three months ended March 31, 2005 and 2004 were composed of the following elements:

                                        2005         2004
                                     ----------   ----------
           Recurring Licensing Fees  $  884,867   $1,066,645
           Initial License Fees           2,000       36,269
           Hosting Services             164,559       98,999
           Custom Development             5,000            -
                                     ----------   ----------
                Total                $1,056,425   $1,201,913

Recurring licensing fee income decreased seventeen percent to $884,867 from $1,066,645 for the three months ending March 31, 2005 compared to 2004. The difference resulted from a change in our fee structure to our licensee and the loss of a licensee from 2004. Initial licensing fees represent amounts assessed on new installations for the implementation of our products. Hosting Services increased $65,560 to $164,559 for the three months ending March 31, 2005 compared to $98,999 for the three months ending March 31, 2004. This increase is from a reallocation of our fee structure to more appropriately match revenues with costs.

Cost of sales decreased from 46 percent of sales for the three months ended March 31, 2004, to 38.6 percent for the three months ended March 31, 2005. The decrease occurred in our amortization of Proprietary Software, which was due to the expiration of amortization in 2004 of substantial capitalized costs incurred in 2001. Software support and maintenance decreased $37,600 from $96,987 for the three months ending March 31, 2004, to $59,387 for the three months ending March 31, 2005. This decrease occurred as a result of reduced licensing costs from third parties. The following amounts composed cost of sales for each period:

                                               2005           2004
                                            ---------      ---------
Amortization of Proprietary Software       $   45,851     $  177,766
Bandwidth and network charges                  90,277         95,841
Software support and maintenance               59,387         96,987
Salaries                                      212,169        188,100
                                            ---------      ---------
    Total                                  $  407,684     $  558,694

Expenses decreased $135,588 from $629,104 for the three months ended March 31, 2004, to $493,516 for the three months ended March 31, 2005. This decrease resulted from reduced Professional fees and lower Wages and Salaries expenses. Professional fees decreased as a result of reduced legal services. Advertising and Marketing expenses increased $38,070 in this period over the same period last year as part of our efforts to expand sales. Administrative expenses increased $28,534 from $57,601 for the three months ending March 31, 2004 to $86,135 for the three months ending March 31, 2005, as a result of increased expenditures in our data processing infrastructure. Wages and Salaries decreased $130,173 for the three months ended March 31, 2005 compared to the same period in 2004, as a result of cost cutting measures taken in reduced staffing.

Interest expense increased $18,332 from $11,009 for the period ending March 31, 2004 to $29,341 for the period ending March 31, 2005. The increase was a result of additional financing incurred to support working capital loans and the acquisition of treasury stock during 2004.

Although revenues decreased $145,488 during the current three month period ending March 31, 2005 compared to the same period ending March 31, 2004, net income increased $123,133 period on period. This increase in income can be summarized as resulting from reduced amortization of proprietary software, reduced legal expenses and reduced wages and salaries.

Liquidity and Capital Resources
-------------------------------

Our principal source of short term liquidity is from operating cash flow. A substantial decrease in revenues could impact the funds from operating cash flow and jeopardize our ability to meet current obligations. We do not have a credit line or any alternative means of short term funding. However, on February 14, 2005, our President and CEO lent us $50,000 for general working capital needs. The loan is due in eighteen equal installments of $3,119.24 and bears an annual interest rate of fifteen percent. At March 31, 2005, we had a negative working capital balance of $(985,502) compared to a negative working capital balance of $(822,168) at December 31, 2004.

                                         3/31/05         3/31/04
                                        --------        --------
Cash and cash equivalents               $194,790        $480,525
                                        ========        ========

Percent of total assets                     9%              17%
                                           ===             ===

Cash provided by operations             $435,527        $  6,281
Cash used in investing activities       (330,640)       (164,104)
Cash provided by (used in) financing    (143,553)        203,453
                                        --------        --------
Net increase (decrease) in cash         $(38,666)      $  45,630
                                        ========        ========

Net cash provided by operating activities was $435,527 for the three months ended March 31, 2005 as compared to $6,281 provided by operations for the three months ended March 31, 2004. The primary source of cash in operations in the current period was receipt of accounts receivable and an increase in accounts payable, whereas for the same period in 2004 the primary source of cash from operations was the result of non cash items, principally depreciation offset by payment of accounts payable.

Net cash used in investing activities in the amount of $330,640 and $164,104 for the three months ended March 31, 2005 and 2004, respectively, represented primarily the capitalization of software development costs in both periods.

Cash used in financing activities amounted to $143,553, during the three months ended March 31, 2005, which primarily went to pay notes payable. This compares to $203,453 provided by financing activities during the three months ended March 31, 2004, which was generated from the proceeds of new loans in the amount of $500,000 offset by payments on existing notes of $78,541 and the acquisition of treasury stock in the amount of $200,000.

Our cash balance at March 31, 2005 was $194,790. We believe that the cash on hand at March 31, 2005, along with cash generated from operations should be sufficient to meet our operating expenses and working capital needs through the end of 2005.

Critical Accounting Policies and Estimates
------------------------------------------

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report filed in form 10-KSB for the year ended December 31, 2004. The accounting policies used in preparing our interim 2005 consolidated financial statements are the same as those described in our annual report.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of our consolidated financial statements, although they are not all inclusive.

Revenue Recognition. We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position
(SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." We license software under non-cancelable agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing support and maintenance. Consulting and training services are not essential to the functionality of our software products.

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

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this quarterly report, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on this evaluation, the Chief Executive Officer and Chief Financial Officer determined that such controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no changes in internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities
--------------------------------

During the three month period ended March 31 2005, as more fully set forth below, we issued and sold unregistered securities which sales have not previously been reported. An underwriter was not utilized in this transaction. The recipients of securities in the transaction represented their intention to acquire the securities for investment and without a view to distribution. Each of the certificates representing the issued securities have been stamped with a legend restricting the transfer of the securities prepared thereby. All sales of securities were to accredited investors in private placements, and accordingly all of the sales complied with Sections 3, 4(2) and 4(6) of the Securities Act of 1933.

On March 28, 2005, we sold 100,000 shares of common stock for $10,000, at a per share price of $0.10, to a private investor who is serving as our Chief Information Officer under a contract we have with his employer. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 3, 4(2) and 4(6) of the Securities Act of 1933.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES.

None

ITEM 4.     SUBMISSIONOF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.     OTHER INFORMATION.

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT
  NO.    DESCRIPTION
-------  -----------

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

Date:  May 20, 2005

Global Entertainment Holdings/Equities, Inc.

/s/ Bryan P. Abboud
-------------------
Bryan P. Abboud
President, Chief Executive Officer
and Director (Principal Executive Officer)


/s/ Clinton H. Snyder
---------------------
Clinton H. Snyder
Chief Financial Officer
(Principal Financial and Accounting Officer)