Form 10QSB
period 2005-06-30
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2005-08-22
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 2005.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________ .

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 17, 2005, there were 7,652,357 outstanding shares of the issuer's common stock, par value $0.001.

                                      INDEX
                                                                        PAGE NO.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - June 30, 2005 (Unaudited)
           And December 31, 2004...............................................3

         Consolidated Unaudited Statements of Operations - For the Three
           and Six Months Ended June 30, 2005 and June 30, 2004................4

         Consolidated Unaudited Statements of Cash Flows - For the
           Six Months Ended June 30, 2005 and June 30, 2004....................5

         Notes to Consolidated Unaudited Financial Statements..................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............10

ITEM 3.  CONTROLS AND PROCEDURES..............................................14

                           PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................15

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        AS OF  JUNE 30,     AS OF DECEMBER 31,
                                                             2005                 2004
                                                        ---------------     ------------------
                                                          (UNAUDITED)         (SEE NOTE 2)
                        A S S E T S

Current Assets:
    Cash                                                  $   591,518         $   233,456
    Accounts receivable net of
      allowance for doubtful accounts                         394,242             452,294
    Prepaid expenses                                           35,594              64,965
    Other current assets                                        6,877               6,121
                                                          -----------         -----------
        Total Current Assets                                1,028,231             756,836

Property & Equipment
    Office Improvements                                        22,981              42,701
    Computer Equipment                                      2,535,039           2,347,665
    Furniture & Fixtures                                      261,217             260,724
    Other                                                     233,240             227,755
                                                          -----------         -----------
                                                            3,052,477           2,878,845
    Less accumulated depreciation                          (2,453,046)         (2,193,068)
                                                          -----------         -----------
        Total Property & Equipment                            599,431             685,777

Other Assets
    Software developed for licensing, net                     952,495             501,973
    Other assets                                              119,789             130,015
                                                          -----------         -----------
        Total Other Assets                                  1,072,284             631,988
                                                          -----------         -----------
        Total Assets                                      $ 2,699,946         $ 2,074,601
                                                          ===========         ===========
          LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
    Current portion of long term debt                     $   360,500         $   664,946
    Accounts payable and accrued expenses                     692,552             437,851
    Customer deposit                                          275,000             147,000
    Estimated losses on Internet security
      service project                                              --             116,942
    Current portion of capital lease
      Obligation                                               87,106              90,614
    Income Taxes Payable                                       84,802              84,802
    Deferred Rent                                              20,355              36,849
                                                          -----------         -----------
        Total Current Liabilities                           1,520,315           1,579,004
                                                          -----------         -----------

Capital lease obligations, excluding current
  portion                                                      26,077              68,999
Long-term debt                                                 27,860             257,870
Customer deposit                                              275,000                  --
                                                          -----------         -----------
                                                              328,937             326,869
                                                          -----------         -----------
        Total Liabilities                                   1,849,252           1,905,873
                                                          -----------         -----------
Stockholders' Equity
    Preferred Stock, 25,000,000 Shares Authorized,
        None Issued                                                --                  --
    Common Stock, 100,000,000 Shares Authorized
    Par Value of $.001; 7,705,377 and 7,639,477
    issued and outstanding, respectively                        7,706               7,640
    Additional paid in capital                              2,254,141           2,251,027
    Accumulated deficit                                    (1,411,153)         (2,083,119)
    Treasury Stock, none and 34,100 shares,
       respectively, at Cost                                       --              (6,820)
                                                          -----------         -----------
        Stockholders' Equity                                  850,694             168,728
                                                          -----------         -----------
        Total Liabilities and
              Stockholders' Equity                        $ 2,699,946         $ 2,074,601
                                                          ===========         ===========

          See accompanying notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                               JUNE 30                                 JUNE 30
                                                   -------------------------------         -------------------------------
                                                       2005                2004                2005                2004
                                                   -----------         -----------         -----------         -----------
Total Revenues                                     $ 1,213,001         $ 1,016,737         $ 2,269,426         $ 2,218,650

Cost of Sales                                          285,705             708,926             693,389           1,267,620
                                                   -----------         -----------         -----------         -----------

          Gross Profit                                 927,296             307,811           1,576,037             951,030

Expenses
    Uncollectible Fees Written Off                          --              30,000                  --              30,000
    Depreciation & Amortization                        108,784             131,949             252,843             255,230
    Occupancy Expense                                   52,538              55,583             109,814             110,672
    Professional Fees                                   45,870              63,501              65,786             169,210
    Financial & Investor Relations                      14,626               2,959              24,245              15,828
    Administrative Expenses                             46,095              32,269             132,230              95,812
    Advertising and Marketing                           50,792              43,618             100,128              54,883
    Wages and Salaries                                 135,106             224,634             262,280             481,982
    Settlement of estimated loss
      on Internet Security Services project           (116,942)                 --            (116,942)                 --
                                                   -----------         -----------         -----------         -----------
          Total Expenses                           $   336,869         $   584,513         $   830,384         $ 1,213,617
                                                   -----------         -----------         -----------         -----------
Income (Loss) from Operations                          590,427            (276,702)            745,653            (262,587)

Other Income(Expenses)
    Loss on Disposal of Assets                         (25,058)                 --             (25,058)                 --
    Interest(Expense)                                  (21,760)            (32,893)            (51,101)            (43,903)
    Interest Income                                      1,644                 634               2,472               1,107
                                                   -----------         -----------         -----------         -----------
          Total Other Income (Expenses)                (45,174)            (32,259)            (73,687)            (42,796)
                                                   -----------         -----------         -----------         -----------

    Income (Loss) Before Taxes                         545,253            (308,961)            671,966            (305,383)

                                                   -----------         -----------         -----------         -----------
          Net Income (Loss)                        $   545,253         $  (308,961)        $   671,966         $  (305,383)
                                                   ===========         ===========         ===========         ===========

    Basic and Diluted Earnings Per Share           $      0.07         $     (0.04)        $      0.09         $     (0.03)


    Basic and Diluted Weighted Average
       Shares
          Basic                                      7,719,991           7,759,477           7,681,614           9,152,149

          Diluted                                    7,877,422           7,759,477           7,839,045           9,152,149

          See accompanying notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             FOR THE SIX MONTHS ENDED
                                                                    JUNE 30
                                                          -------------------------------
                                                             2005                2004
                                                          -----------         -----------
Cash Flows from Operating Activities
    Net Income (Loss)                                     $   671,966         $  (305,383)

    Adjustments to Reconcile Net Income (Loss) to
       Net Cash Provided by Operating Activities:
         Depreciation and Amortization                        336,567             598,935
         Provision for Bad Debts                                   --              30,000
         Interest income                                           --                (189)
         Gain on disposal of property                          25,058                  --
         Gain on settlement on Internet Security
           Project                                           (116,942)                 --
    Change in Operating Assets  & Liabilities
       Accounts Receivable                                     58,052              80,836
       Other Current Assets                                    29,371              (9,018)
       Prepaid Expenses                                          (756)            (25,943)
       Other Assets                                            10,226               1,374
       Accounts Payable and Accrued Expenses                  254,701             (88,215)
       Deferred Rent                                          (16,494)            (11,662)
       Customer deposits                                      403,000                  --
                                                          -----------         -----------
         Net Cash Provided by
             Operating Activities                         $ 1,654,749         $   270,735
                                                          -----------         -----------
Cash Flows from Investing Activities
    Purchase of equipment and software                       (191,556)            (59,583)
    Development of software                                  (534,245)           (230,970)
                                                          -----------         -----------

         Net Cash Used in Investing Activities            $  (725,801)        $  (290,553)
                                                          -----------         -----------
Cash Flows from Financing Activities
   Payments on capital lease obligations                      (46,430)            (36,316)
   Proceeds from Notes Payable                                 50,000             500,000
   Payments on Notes Payable                                 (584,456)           (265,355)
   Issuance of common stock                                    10,000               6,250
   Acquisition of Treasury Stock                                   --            (200,000)
                                                          -----------         -----------
         Net Cash Provided by (Used in)
             Financing Activities                         $  (570,886)        $     4,579
                                                          -----------         -----------
Increase (Decrease) in Cash & Cash Equivalents                358,062             (15,239)
     Cash & Cash Equivalents at
             Beginning of Period                              233,456             434,895
                                                          -----------         -----------
     Cash & Cash Equivalents at
             End of Period                                $   591,518         $   419,656
                                                          ===========         ===========

Supplemental Disclosures of cash flow information:
    Interest Paid                                         $    51,101         $    43,903

Supplemental Disclosures

Schedule of Noncash Investing and Financing Transactions

During the six months ended June 30, 2005, the Company retired $6,820 of treasury stock.

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

          See accompanying notes to consolidated financial statements.

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2005 AND 2004

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

Principles of Consolidation

The Company currently has two wholly owned subsidiaries; IGW Software, Inc.,
(IGW), a Netherlands Antilles Corporation in Curacao, Netherlands Antilles, and Prevail Online, Inc., (Prevail), a Colorado Corporation. IGW is engaged in the conception and creation of digital entertainment software programs for the gaming and wagering industry. Prevail was purchased in August of 1999 and it is currently inactive and has no revenues. The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

Liquidity

During the year ended December 31, 2004, the Company had incurred a substantial loss. Historically, the Company has relied on operating cash flows for its liquidity. If revenues do not increase in 2005, this could impact the funds from operating cash flow and jeopardize the Company's ability to meet current obligations. In addition, the Company has a working capital deficiency of $492,084. Debt payment of $360,500 and capital lease obligations of $26,077 are due within the next year. Management is implementing various cost saving programs as a result of these factors and believes that third and related party financing will be available to enable the Company to continue as a going concern. Additionally, officers of the Company have indicated that they will provide up to $350,000 of funding to the Company.

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The December 31, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements and notes included in Form 10-KSB, for the year ended December 31, 2004.

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

NOTE 4- LONG-TERM DEBT

In February 2005, the Company's CEO advanced $50,000, which is payable in monthly installments of $3,119 including interest at 15%, and is due in August 2006. Included in the current portion of long term debt is the balance due of $33,711 on this obligation.

In December 2004, the Company entered into a financing agreement with a shareholder by which the shareholder advanced the Company $100,000. The note is payable in monthly installments of $6,238.48, including interest at 15%, and is due June 30, 2006

In April 2004, the Company entered into a financing agreement with a shareholder and a licensee by which the shareholder advanced the Company $300,000 and the licensee advanced $200,000. The note to the shareholder is payable in monthly installments of $18,295 including interest at 12%, and is due September 2005. The note to the licensee was repaid in April, 2005, pursuant to the receipt of a deposit discussed in Note 10.

The proceeds of the notes were used for working capital and as down payment on the settlement agreement discussed below in Note 9.

Additionally, pursuant to the agreement entered into on March 24, 2004, in connection with our entry into the internet security service industry, the Company acquired computer equipment through a long-term debt obligation in the amount of $234,580. This obligation is payable in monthly installments of $11,043, including interest at 12% and is due April 2006. Subsequent to June 30, 2005, the outstanding balance on this note was paid in full.

NOTE 5- INCOME TAXES

No provision for income taxes has been reflected for the six months ended June 30, 2005 as the company has sufficient net operating loss carry forwards to offset taxable income. As of June 30, 2005, the valuation allowance offsets the total net deferred tax asset balance.

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

Had compensation expense been recorded for the Company's awards based on fair value as calculated using the "Black Scholes" Model at the grant dates consistent with the methodologies of SFAS No. 123, the Company's reported net income (loss) available to common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               THREE MONTHS ENDED 6/30           SIX MONTHS ENDED 6/30
                                            ----------------------------      ----------------------------
                                                2005             2004            2005              2004
                                            -----------      -----------      -----------      -----------
     Net income (loss) available to
      common shareholders:
       As reported                          $   545,253      $  (308,961)     $   671,966      $  (305,383)
       Deduct stock based compensation           (7,849)          (7,441)         (14,592)         (15,882)
                                            -----------      -----------      -----------      -----------
       Pro forma                                537,404         (316,402)     $   657,374         (321,265)
                                            -----------      -----------      -----------      -----------

     Basic earnings (loss) per share:
       Common share as reported                    0.07            (0.03)            0.09            (0.03)
       Common share pro forma                      0.07            (0.03)            0.09            (0.03)

     Diluted earnings (loss) per share:
       Common share as reported                    0.07            (0.03)            0.09            (0.03)
       Common share pro forma                      0.07            (0.03)            0.09            (0.03)

Under SFAS 123, the value of options granted during 2005 and 2004 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate 4% for 2005 and 2004, dividend yield - 0% for 2005 and 2004, volatility 98.7% and 86% for 2005 and 2004, and a remaining life of the option ranging from 6 to 10 years for 2005 and 2004.

NOTE 7- ECONOMIC DEPENDENCE

One licensee accounted for 100% of consolidated net revenues for the six month period ending June 30, 2005. In the corresponding period of fiscal year 2004, 83.6% of consolidated revenues were accounted for by this licensee. The loss of this licensee would jeopardize our ability to continue as a going concern.

NOTE 8- SEGMENT INFORMATION

The Company groups its business into two geographic segments; The United States of America and Curacao, Netherlands Antilles.

                                                             SOFTWARE
                                          MANAGEMENT        DEVELOPMENT
                                         AND MARKETING      (NETHERLANDS
                                         SERVICES (USA)       ANTILLES)             TOTAL
                                         --------------     -------------        -----------
Three Months Ended June 30, 2005
    Revenues                             $        --         $ 1,213,001         $ 1,213,001
    Operating Income(Loss)                (1,147,637)          1,738,064             590,427
    Total Assets                             669,446           2,030,500           2,699,946
    Depreciation and Amortization             21,290             125,367             146,657


Three Months Ended June 30, 2004
    Revenues                             $        --         $ 2,218,650         $ 2,218,650
    Operating Income(Loss)                  (158,741)           (117,961)           (276,702)
    Total Assets                             565,887           2,134,162           2,700,049
    Depreciation and Amortization             39,122             260,224             299,346


Six Months Ended June 30, 2005
    Revenues                             $        --         $ 2,269,426         $ 2,269,426
    Operating Income(Loss)                (1,153,875)          1,899,528             745,653
    Total Assets                             669,446           2,030,500           2,699,946
    Depreciation and Amortization             40,951             295,616             336,567


Six Months Ended June 30, 2004
    Revenues                             $        --         $ 2,218,650         $ 2,218,650
    Operating Income(Loss)                  (902,543)            639,956            (262,587)
    Total Assets                             577,606           2,134,162           2,700,049
    Depreciation and Amortization             68,431             531,962             600,393

NOTE 9-  SETTLEMENT AGREEMENT

On November 27, 2002, the Company filed a complaint against a shareholder and former officer. On March 25, 2004, the Company entered into a settlement agreement in relation to this matter. The agreement provides for total consideration in cash and notes payable of $644,000. As part of the settlement, the Company received 2,859,919 shares of its common stock which have been cancelled.

NOTE 10 - CUSTOMER DEPOSITS

During the six months ended June 30, 2005, the Company received $550,000 in deposits from its Licensee. Under the terms of these deposits, $275,000 is payable to the Licensee within six months of acceptance of the Company's release of its new software, Tyche. The balance is due on termination of the software licensing agreement.

NOTE 11 - SETTLEMENT OF ESTIMATED LOSS ON INTERNET SECURITY PROJECT


During the year ended December 31, 2004, the Company invested funds in an Internet Security Service Project. In connection with this project, the Company acquired computer equipment and software and entered into various contracts for bandwidth, network management and hosting facilities with a remaining contractual obligation of fifteen months as of December 31, 2004. During the fourth quarter ended December 31, 2004, the Company determined that the costs associated with this activity would likely exceed the future benefits. In the year ending December 31, 2004, the Company recognized the losses associated with the cancellation of contractual obligations and the impairment losses related to the computer equipment and software. In May and June of this year, the Company reached settlements with the former vendors involved at amounts below what had been estimated, and accordingly, a recovery on the obligation established at December 31, 2004, has been presented as a negative amount in the general and administrative expenses in the statement of operations for the period ended June 30, 2005.

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

Business Overview
-----------------

We provide business development support and administrative assistance for our technology-driven subsidiary that licenses, develops and hosts interactive digital entertainment software applications. Our services are technology based only. We do not manage, operate or own any gaming or wagering activity or entity.

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

Prevail Online, Inc., ("Prevail") our wholly owned subsidiary, a Colorado corporation, is inactive and during the six months ended June 30, 2005, had no revenues.

We have created a suite of gaming software products to offer our licensees better risk management, ease of use and a back office product that simplifies player and gaming oversight. Our software offers a fully automated online entertainment experience for the licensee's player. Our online Sportsbook, Racebook and Casino software systems are complemented by the player Loyalty software, the Webmaster Affiliate software, wireless access, Interactive Poker and the Call Center software. All software products are integrated, enabling players to access all of an operator's affiliated websites seamlessly, using a single account. This integrated feature results in higher revenues for our licensees, as a result of giving players easier access to a larger variety of activities. Further, the single account and integrated features allow our licensees to better adapt to their players' focus, through better analysis of players usage across all properties.

Outlook
-------

Revenues for 2005 are expected to be the same or slightly higher in comparison to 2004 levels. We anticipate our growth coming from new licensees. During the six months ended June 30, 2005, we have not received any revenues from new licensees. In an effort to increase revenues, we have increased our sales and marketing budget for 2005 compared to our expenditures in 2004. We continue to target new geographic sales areas and through the services of an experienced and well known sales and marketing firm in Europe we expect to make headway in reaching this market.

In an effort to maintain and grow our revenues, we are looking at enhancing our product offerings through co-branding, and/or reselling other gaming products. During this reporting period, we released our wireless product offering in partnership with Phantom Fiber. Additionally, during 2004 and as planned in the first three quarters of 2005, we have and will continue to devote the majority of our software development efforts to our next generation platform, a new and dynamic interactive digital entertainment product referenced as Tyche. With the release of this new product, scheduled to occur in the fourth quarter of this year, we anticipate access to new opportunities as a result of the rich features and functionality of Tyche.

We continue to reduce and control costs to keep expenses in line with revenues. We anticipate maintaining our profitability through the end of 2005.

Results of Operations
---------------------

Recurring Licensing Fees increased $51,549 to $1,064,674 from $1,013,125 for the three months ended June 30, 2005 compared to 2004. Recurring Licensing Fees decreased 7%, or $138,232, to $1,954,538 from $2,092,770 for the six months ending June 30, 2005 compared to 2004. Hosting services revenue increased $210,276, from $102,612 to $312,888 for the six months ended June 30, 2005 compared to 2004. For the three months ended June 30, 2005 compared to 2004, Hosting Services revenue increased $144,718 from $3,612 to $148,330. This increase is from a revision of our fee structure to more appropriately match revenues with costs.

Revenues for the three and six months ending June 30, 2005 and 2004 were composed of the following elements:

                                THREE MONTHS ENDED 6/30    SIX MONTHS ENDED 6/30
                                -----------------------   -----------------------
                                   2005         2004         2005          2004
                                ----------   ----------   ----------   ----------
     Recurring Licensing Fees   $1,064,674   $1,013,125   $1,954,538   $2,092,770
     Initial License Fees               --           --        2,000       23,268
     Hosting Services              148,330        3,612      312,888      102,612
                                ----------   ----------   ----------   ----------
          Total                 $1,213,001   $1,016,737   $2,269,426   $2,218,650

Cost of sales decreased from 69.7% of sales for the three months ended June 30, 2004, to 23.6% for the three months ended June 30, 2005. Cost of sales decreased from 57.1% of sales for the six months ended June 30, 2004, to 30.6% for the six months ended June 30, 2005. The decrease occurred in our amortization of Proprietary Software, which was due to the expiration of amortization in 2004 of substantial capitalized costs incurred in 2001. Software support and maintenance decreased $31,077, from $48,699 to $17,622 for the three months ended June 30, 2005 compared to the same period in 2004. For the six months ended June 30, 2005 compared to the six months ended June 30, 2004, software support and maintenance decreased $109,002, from $138,617 to $29,615. This decrease occurred as a result of reduced licensing costs from third parties. Hosting services increased $24,424 for the three months ended June 30, 2005 and $57,530 for the six months ended June 30, 2005 compared to the same periods in 2004. The increase in Hosting Services resulted from increased bandwidth costs and a revision of costs to more appropriately match costs with revenues. The decrease in salaries resulted from the capitalization of salary expense in development in lieu of salaries associated with maintenance activities.

The following amounts comprise cost of sales for each period:

                                        THREE MONTHS ENDED 6/30    SIX MONTHS ENDED 6/30
                                        -----------------------   -----------------------
                                           2005         2004         2005         2004
                                        ----------   ----------   ----------   ----------
     Amortization of
       Proprietary Software             $   37,873   $  167,397   $   83,724   $  345,163
     Hosting Services                      101,634       77,210      237,650      180,120
     Software support and maintenance       17,622       48,699       29,615      138,617
     Salaries                              128,576      415,620      342,400      603,720
                                        ----------   ----------   ----------   ----------
         Total                          $  285,705   $  708,926   $  693,389   $1,267,620

Expenses decreased $247,644 for the three ended June 30, 2005 compared to 2004. Expenses decreased $383,233 for the six months ended June 30, 2005 compared to 2004. Expenses, without the impact of the recovery of the reserve for the estimated loss on the Internet Security Services project discussed below, were $130,702 lower for the three months ended June 30, 2005 and $266,291 lower for the six months ended June 30, 2005. These decreases resulted from reduced Professional fees, Advertising and Marketing expenses, Administration Expenses and Wage expenses. Professional fees decreased as a result of lower legal services, primarily due to the settlement reached with the former officer and shareholder in May, 2004. Advertising and Marketing increased $45,245 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 and $7,174 for the three months ended June 30, 2005 compared to 2004, as part of our efforts to expand sales. Administrative expenses increased $22,654 for the three month period ended June 30, 2005 compared to 2004. Administrative expenses increased $45,246 for the six month period ended June 30, 2005 compared to 2004. These increases were a result of increased expenditures in our data processing infrastructure. Wages and Salaries decreased $89,528 and $219,702 for the three and six months ended June 30, 2005 compared to the same periods in 2004, as a result of cost cutting measures taken in reduced staffing. It is not anticipated that we will have any further staffing cost reductions in future periods at our present revenue levels.

During the year ended December 31, 2004, we invested funds in an Internet Security Service Project, which was intended initially to serve our primary client and then to be marketed to third parties. In connection with this project, we acquired computer equipment and software and entered into various contracts for bandwidth, network management and hosting facilities with a remaining contractual obligation of fifteen months as of December 31, 2004. During the fourth quarter ended December 31, 2004, we determined that the costs associated with this structure would likely exceed the future benefits. As a result of this analysis, we came to the decision of canceling this activity and replacing it with a more viable alternative solution. In the year ending December 31, 2004, we recognized the losses associated with the cancellation of contractual obligations and the impairment losses related to the computer equipment and software. We have engaged other vendors to supplement our Internet Security activities to maintain the service to our current clients and to offer the service as a competitive advantage to new clients. In May and June of this year, we reached settlements with the former vendors involved at amounts below what we had estimated, and accordingly, we have recorded a recovery on the obligation established at December 31, 2004. In addition, as a result of the settlement with the vendors, we have received a credit for previously expensed costs of services provided by those vendors and we have determined that certain software purchased specifically for our internet security service project will not be utilized under our new provisioning of the service.

The settlement of estimated loss on cancellation of the Internet Security Service project is presented as a negative amount in the general and administrative expenses in the statement of operations for the period ended June 30, 2005.

Interest expense decreased $11,133 to $21,760 from $32,893 for the three months ending June 30, 2005 compared to 2004, and increased $7,198, to $51,101 from $43,903 for the six months ending June 30, 2005 compared to 2004. The reduced interest expense for the three months ended June 30, 2005, resulted from retirement of debt incurred in 2004. For the three months ended June 30, 2004, we had retired $403,453 of debt while for the three months ended March 31, 2005, we retired $181,000 of debt.

Net income for the six months ended June 30, 2005, was $671,966 compared to a net loss of $(305,383) for the same period in 2004. The difference of $977,349 in net income for the six months ended June 30, 2005 compared to the net loss for the same period in 2004, can be attributed to the following areas:

     Reduced depreciation and amortization (this includes
     amortization included in cost of sales and amortization
        and depreciation included in expenses)                 $262,368
     Reduced Salary Expense from increased capitalized
     software development costs                                 268,890
     Recovery of anticipated loss on internet
     security services                                          116,942
     Reduced legal and professional fees                        103,424
     Reduced administration wages and salaries                  219,702
     Other                                                        6,023
                                                               --------
             Total difference                                  $977,349

We anticipate that upon completion of our new platform, Tyche, the positive impact from reduced amortization and increased capitalized software development costs will not be available in future periods.

Liquidity and Capital Resources
-------------------------------

Our principal source of short term liquidity is operating cash flow. A substantial decrease in revenues could impact the funds from operating cash flow and jeopardize our ability to meet current obligations. We do not have a credit line or any alternative means of short term funding. We believe that current operating cash flows are sufficient to meet our working capital needs.

Net cash provided from operating activities was $1,654,749 for the six months ended June 30, 2005 as compared to $270,735 for the six months ended June 30, 2004. The increase in net cash provided from operating activities primarily resulted from net income and one time customer net deposits of $403,000.

Net cash used in investing activities in the amount of $725,801 and $290,553 for the six months ended June 30, 2005 and 2004, was composed of the purchase of fixed assets and the capitalization of software development costs in both periods.

Net cash used in financing activities for the six months ended June 30, 2005 amounted to $570,886, while net cash provided by financing activities for the six months ended June 30, 2004 totaled $4,579. Net cash used in financing activities for the six months ended June 30, 2005, was primarily attributable to the payments on notes payable, while net cash provided by financing activities for the same period in 2004 was primarily attributable to proceeds from notes payable.

Critical Accounting Policies and Estimates
------------------------------------------

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report filed on form 10-KSB for the year ended December 31, 2004. The accounting policies used in preparing our interim 2005 consolidated financial statements are the same as those described in our annual report.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

NONE

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have issued and sold unregistered securities that have not previously been reported as set forth below. An underwriter was not utilized in any of these transactions. The recipients of securities in each transaction represented their intention to acquire the securities without a view to distribution. All the issued securities were restricted securities under Rule 144, Reg. D or Reg. S regulations, and appropriate restrictive legends were affixed to the securities in each transaction. All sales of securities were to accredited investors in private placements, and accordingly all of the sales complied with Section 4(2) as well as 4(6) of the Securities Act of 1933.

On March 28, 2005, we issued 100,000 shares of common stock under a private placement subscription at a price of $0.10 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

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

Date:  August 22, 2005

Global Entertainment Holdings/Equities, Inc.

/s/ Bryan P. Abboud
-------------------
Bryan P. Abboud
President, Chief Executive Officer
and Director (Principal Executive Officer)


/s/ Clinton H. Snyder
---------------------
Clinton H. Snyder
Chief Financial Officer
(Principal Financial and Accounting Officer)