Form 10KSB/A
period 2004-12-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2005-09-02
CIK 1096050

U.S.SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits

        ITEM (601)                    DOCUMENT
        ----------                    --------
  (i)       3.1     Articles of Incorporation. (iv) 3.2 By-laws, as amended
  (v)       4.1     Certificate of Designation, Series A Preferred Stock
  (vi)     10.1     Lease Agreement, 703 Waterford Way, Miami Florida
  (vi)     10.2     Lease, Co-Location Agreement, Curacao, Netherlands Antilles
  (ii)     10.3     2002 Non-Qualified Stock Option Plan
  *        10.4     Employment Agreement, Bryan Abboud
  *        10.5     Employment Agreement, Clinton Snyder
  *        10.6     Contract for Services, International Data Consultants
  (vi)     14.1     Code of Business Conduct and Ethics
  (iii)    21.1     Subsidiaries
           23       Consent
           31.1     Certification of the CEO pursuant to section 302 of the
                    Sarbanes-Oxley Act of 2002
           31.2     Certification of the CFO pursuant to section 302 of the
                    Sarbanes-Oxley Act of 2002
           32.1     Certification of the CEO pursuant to section 906 of the
                    Sarbanes-Oxley Act of 2002
           32.2     Certification of the CFO pursuant to section 906 of the
                    Sarbanes-Oxley Act of 2002
  (vii)    99.1     Charter of the Audit Committee of Global Entertainment
                    Holdings/Equities, Inc.

------------------
*      Previously filed

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

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 2, 2005.

                                    Global Entertainment Holdings/Equities, Inc.


                                    By:   /s/ BRYAN P. ABBOUD
                                          -------------------
                                          Bryan P. Abboud
                                          Chief Executive Officer

                                          /s/ CLINTON H. SNYDER
                                          ---------------------
                                          Clinton H. Snyder
                                          Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on April 15, 2005:

Signature                             Title                           Date
---------                             -----                           ----

/s/ BRYAN P. ABBOUD         Director, Chief Executive Officer  September 2, 2005
----------------------
Bryan P. Abboud


/s/ THOMAS GLAZA            Director and Chairman of the Board September 2, 2005
-----------------------
Thomas Glaza

/s/ JAMES DOUKUS            Director                           September 2, 2005
-----------------------
James Doukas

/s/ DAVID OUTHWAITE         Director                           September 2, 2005
-----------------------
David Outhwaite

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