Form 10QSB
period 2005-09-30
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2005-11-15
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____________.

                         Commission file number: 0-27637
                                                 -------

                  Global Entertainment Holdings/Equities, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


                 Colorado                                  47-0811483
      -------------------------------                 ------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)


               703 Waterford Way, Suite 690, Miami, Florida 33126
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (305) 374-2036
                           --------------------------
                           Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the exchange Act. Yes [ ] No [X]


As of November 14, 2005, there were 7,652,357 outstanding shares of the issuer's common stock, par value $0.001.

                                      INDEX

                                                                        Page No.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - September 30, 2005 (Unaudited)
           And December 31, 2004...............................................3

         Consolidated Unaudited Statements of Operations - For the three and
           Nine Months Ended September 30, 2005
           and September 30, 2004..............................................5

         Consolidated Unaudited Statements of Cash Flows - For the
           Nine Months Ended September 30, 2005
           and September 30, 2004..............................................6

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

CERTIFICATIONS.......................................Filed as Exhibits 31 and 32

                        PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements.


           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets


                                                 As of            As of
                                              September 30,    December 31,
                                                  2005            2004
                                              -----------      -----------
                                              (unaudited)     (see Note 2)

                                   A S S E T S

Current Assets:
    Cash                                      $   265,227      $   233,456
    Accounts receivable net of
      allowance for doubtful accounts             262,010          452,294
    Prepaid expenses                               38,767           64,965
    Other current assets                            8,755            6,121
                                              -----------      -----------
        Total Current Assets                      574,759          756,836

Property & Equipment
    Office Improvements                            22,981           42,701
    Computer Equipment                          2,562,513        2,347,665
    Furniture & Fixtures                          262,691          260,724
    Other                                         234,883          227,755
                                              -----------      -----------
                                                3,083,068        2,878,845
    Less accumulated depreciation              (2,586,268)      (2,193,068)
                                              -----------      -----------
        Total Property & Equipment                496,800          685,777

Other Assets
    Software developed for licensing, net       1,238,070          501,973
    Other assets                                  123,298          130,015
                                              -----------      -----------
        Total Other Assets                      1,361,368          631,988
                                              -----------      -----------
        Total Assets                          $ 2,432,927      $ 2,074,601
                                              ===========      ===========







          See accompanying notes to consolidated financial statements.

                                                          As of             As of
                                                      September 30,     December 31,
                                                           2005            2004
                                                       -----------      -----------
                                                       (unaudited)      (see Note 2)
                        LIABILITIES & STOCKHOLDERS' EQUITY


Current Liabilities
    Current portion of long term debt                  $   209,953      $   664,946
    Accounts payable and accrued expenses                  489,308          437,851
    Customer deposit                                       275,000          147,000
    Estimated losses on Internet security
      service project                                           --          116,942
    Current portion of capital lease
      Obligation                                            81,190           90,614
    Income Taxes Payable                                    84,802           84,802
    Deferred Rent                                           18,605           36,849
                                                       -----------      -----------
        Total Current Liabilities                        1,158,858        1,579,004
                                                       -----------      -----------

Capital lease obligations, excluding current
  portion                                                    7,717           68,999
Long-term debt                                                  --          257,870
Customer deposit                                           275,000               --
                                                       -----------      -----------
                                                           282,717          326,869
                                                       -----------      -----------
        Total Liabilities                                1,441,575        1,905,873
                                                       -----------      -----------

Stockholders' Equity
    Preferred Stock, 25,000,000 Shares Authorized,
        None Issued                                             --               --
    Common Stock, 100,000,000 Shares Authorized
    Par Value of $.001; 7,652,357 and 7,639,477
    issued and outstanding, respectively                     7,653            7,640
    Additional paid in capital                           2,241,901        2,251,027
    Accumulated deficit                                 (1,258,202)      (2,083,119)
    Treasury Stock, none and 34,100 shares,
       respectively, at Cost                                    --           (6,820)
                                                       -----------      -----------
        Stockholders' Equity                               991,352          168,728
                                                       -----------      -----------
        Total Liabilities and
              Stockholders' Equity                     $ 2,432,927      $ 2,074,601
                                                       ===========      ===========




           See accompanying notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  For the Three Months Ended       For the Nine Months Ended
                                                          September 30                    September 30
                                                ----------------------------      ----------------------------
                                                    2005             2004             2005             2004
                                                -----------      -----------      -----------      -----------
Total Revenues                                  $ 1,018,378      $   942,684      $ 3,287,804      $ 3,161,334

Cost of Sales                                       373,207          573,943        1,066,596        1,841,563
                                                -----------      -----------      -----------      -----------

          Gross Profit                              645,171          368,741        2,221,208        1,319,771

Expenses
    Uncollectible Fees Written Off                       --           13,372               --           43,372
    Depreciation & Amortization                     125,328          167,741          378,171          422,971
    Rents                                            57,475           55,578          167,289          166,250
    Professional Fees                                37,269           48,077          103,055          217,287
    Financial & Investor Relations                   13,546           12,024           37,791           27,851
    Administrative Expenses                          71,079           48,996          203,309          144,807
    Moving and Relocation Expenses                       --          (58,000)              --          (58,000)
    Advertising and Marketing                        37,047           34,012          137,175           88,894
    Wages and Salaries                              141,663          269,464          403,943          751,446
    Settlement of estimated loss
      on Internet Security Services project              --               --         (116,942)              --
                                                -----------      -----------      -----------      -----------
          Total Expenses                        $   483,407      $   591,264      $ 1,313,791      $ 1,804,878
                                                -----------      -----------      -----------      -----------
Income (Loss) from Operations                       161,764         (222,523)         907,417         (485,107)

Other Income(Expenses)
    Loss on Disposal of Assets                           --               --          (25,058)              --
    Interest(Expense)                               (13,007)         (36,430)         (64,108)         (80,333)
    Interest Income                                   4,194              606            6,666            1,713
                                                -----------      -----------      -----------      -----------
          Total Other Income (Expenses)              (8,813)         (35,824)         (82,500)         (78,620)
                                                -----------      -----------      -----------      -----------

Income (Loss) Before Taxes                          152,951         (258,347)         824,917         (563,727)
Provision for Income Tax                                 --               --               --               --
                                                -----------      -----------      -----------      -----------
          Net Income (Loss)                     $   152,951      $  (258,347)     $   824,920      $  (563,727)
                                                ===========      ===========      ===========      ===========

    Basic and Diluted Earnings per share:
      Basic Income (Loss) Per Share             $      0.02      $     (0.03)     $      0.11      $     (0.06)
      Diluted Income (Loss) Per Share           $      0.02      $       -0-(1)   $      0.10      $       -0-(1)

    Basic and Diluted Weighted Average Shares
      Basic                                       7,666,710        7,759,477        7,676,728        9,324,493
      Diluted                                     7,952,834               --        7,962,852               --


------------

(1) The effect of common stock options and warrants are excluded from diluted loss per share as their inclusion would be anti-dilutive for the three month and nine month periods ending September 30, 2004.


          See accompanying notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                            Statements of Cash Flows
                                   (Unaudited)

                                                        For the Nine Months Ended
                                                               September 30
                                                       ----------------------------
                                                           2005             2004
                                                       -----------      -----------
Cash Flows from Operating Activities
    Net Income (Loss)                                  $   824,917      $  (563,727)

    Adjustments to Reconcile Net Income (Loss) to
     Net Cash Provided by Operating Activities:
         Depreciation and Amortization                     499,363          925,893
         Uncollectible Fees Written Off                         --           20,617
         Interest income                                        --             (189)
         Loss on disposal of property                       31,638               --
         Gain on settlement on Internet Security
           Project                                        (116,942)              --
     Change in Operating Assets & Liabilities
       Accounts Receivable                                 190,284          114,800
       Prepaid Expenses                                     26,198          (47,825)
       Other Current Assets                                 (2,634)          (2,378)
       Other Assets                                          6,717              168
       Accounts Payable and Accrued Expenses                51,457          (26,544)
       Deferred Rent                                       (18,244)         (17,494)
       Customer Deposits, net                              403,000               --
                                                       -----------      -----------
         Net Cash Provided by Operating Activities       1,895,754          403,321
                                                       -----------      -----------
Cash Flows from Investing Activities
    Purchase of Equipment And Software                    (220,833)         (73,872)
    Development of Software                               (857,288)        (350,179)
                                                       -----------      -----------
         Net Cash Used in Investing Activities          (1,078,121)        (424,051)
                                                       -----------      -----------
Cash Flows from Financing Activities
   Payments on capital lease obligations                   (70,706)         (55,179)
   Proceeds from Notes Payable                              50,000          500,000
   Payments on Notes Payable                              (762,863)        (421,740)
   Issuance of common stock                                 10,200               --
   Acquisition of Treasury Stock                           (12,493)        (200,000)
                                                       -----------      -----------
Net Cash Used in Financing Activities                     (785,862)        (176,919)
                                                       -----------      -----------
Increase (Decrease) in Cash & Cash Equivalents              31,771         (197,649)
     Cash at Beginning of Period                           233,456          434,895
                                                       -----------      -----------
     Cash at End of Period                             $   265,227      $   237,246
                                                       ===========      ===========
Disclosures from Operating Activities:
    Interest Expense Paid                              $    64,108      $    80,333

Schedule of Noncash Investing and Financing Transactions

During the nine months ended September 30, 2005, the Company retired $19,313 of treasury stock.

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

                           September 30, 2005 and 2004

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


Principles of Consolidation

The Company currently has two wholly owned subsidiaries; IGW Software, N.V.,
(IGW), a Netherlands Antilles corporation in Curacao, Netherlands Antilles, and Prevail Online, Inc., (Prevail), a Colorado corporation. IGW is engaged in the conception and creation of digital entertainment software programs for the gaming and wagering industry. Prevail was purchased in August of 1999 and it is currently inactive and has no revenues. The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

Liquidity

During the year ended December 31, 2004, the Company had incurred a substantial loss. Historically, the Company has relied on operating cash flows for its liquidity. If revenues do not increase in future years, this could impact the funds from operating cash flow and jeopardize the Company's ability to meet current obligations. In addition, the Company has a working capital deficiency of $584,099. Debt payments of $209,953 and capital lease obligations of $81,190 are due within the next year. Management is implementing various cost saving programs as a result of these factors and believes that third and related party financing will be available to enable the Company to continue as a going concern. Additionally, officers of the Company have indicated that they will provide up to $350,000 of funding to the Company.


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The December 31, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements and notes included in Form 10-KSB, for the year ended December 31, 2004.


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


NOTE 4- LONG-TERM DEBT

In February 2005, the Company's CEO advanced $50,000, which is payable in monthly installments of $3,119 including interest at 15%, and is due in August 2006. Included in the current portion of long term debt is the balance due of $31,872 on this obligation.

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

Additionally, pursuant to the agreement entered into on March 24, 2004, in connection with our entry into the internet security service industry, the Company acquired computer equipment through a long-term debt obligation in the amount of $234,580. This obligation is payable in monthly installments of $11,043, including interest at 12% and is due April 2006. On August 17, 2005, the outstanding balance on this note was paid in full.

NOTE 5- INCOME TAXES

No provision for income taxes has been reflected for the three and nine months ended September 30, 2005 as the company has sufficient net operating loss carry forwards to offset taxable income. As of September 30, 2005, the valuation allowance offsets the total net deferred tax asset balance.


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


Had compensation expense been recorded for the Company's awards based on fair value as calculated using the "Black Scholes" Model at the grant dates consistent with the methodologies of SFAS No. 123, the Company's reported net income (loss) available to common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         Three months ended 9/30           Nine months ended 9/30
                                                      ----------------------------      ----------------------------
                                                          2005             2004             2005             2004
                                                      -----------      -----------      -----------      -----------
  Net income (loss) available to common shareholders:
      As reported                                     $   152,951      $  (258,347)     $   824,920      $  (563,727)
      Deduct stock based compensation                     (14,404)          (7,441)         (33,274)         (23,323)
                                                      -----------      -----------      -----------      -----------
      Pro forma                                       $   138,547      $  (265,788)     $   791,646      $  (587,050)
                                                      -----------      -----------      -----------      -----------
  Basic earnings (loss) per share:
      Common share as reported                               0.02            (0.03)            0.11            (0.06)
      Common share pro forma                                 0.02            (0.03)            0.10            (0.06)

  Diluted earnings (loss) per share:
      Common share as reported                               0.02            (0.03)            0.10            (0.06)
      Common share pro forma                                 0.02            (0.03)            0.10            (0.06)

Under SFAS 123, the value of options granted during 2005 and 2004 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate 4% for 2005 and 2004, dividend yield - 0% for 2005 and 2004, volatility 209.2% and 98.7% for 2005 and 2004, and a remaining life of the option ranging from 6 to 10 years for 2005 and 2004.

NOTE 7- ECONOMIC DEPENDENCE

One licensee accounted for 100% of consolidated net revenues for the nine month period ending September 30, 2005. In the corresponding period of fiscal year 2004, 96% of consolidated revenues were accounted for by this licensee. The loss of this licensee would jeopardize our ability to continue as a going concern.


NOTE 8- SEGMENT INFORMATION

The Company groups its business into two geographic segments; The United States of America and Curacao, Netherlands Antilles.

                                                            Software
                                           Management      Development
                                          and Marketing    (Netherlands
                                          Services (USA)     Antilles)          Total
                                          --------------   ------------      -----------
Nine Months Ended September 30, 2005
     Revenues                              $        --      $ 3,287,804     $ 3,287,804
     Net Income (Loss) from operations      (1,823,510)       2,730,927         907,417
     Total Assets                              464,880        1,968,047       2,432,927
     Depreciation and Amortization*             62,874          436,489         499,363

Nine Months Ended September 30, 2004
     Revenues                              $        --      $ 3,161,334     $ 3,161,334
     Net Income (Loss) from operations      (1,604,193)       1,040,466        (563,727)
     Total Assets                              504,303        1,811,745       2,316,048
     Depreciation and Amortization*            120,905          804,988         925,893


Three Months Ended September 30, 2005
     Revenues                              $        --      $ 1,018,379     $ 1,018,379
     Net Income (Loss) from operations        (669,636)         831,400         161,764
     Total Assets                              464,880        1,968,047       2,432,927
     Depreciation and Amortization*             21,923          140,873         162,796


Three Months Ended September 30, 2004
     Revenues                              $        --      $   942,684     $   942,684
     Net Income (Loss) from operations        (670,989)         412,642        (258,347)
     Total Assets                              500,356        1,815,692       2,316,048
     Depreciation and Amortization*             52,390          274,569         326,959

------------
*   includes amounts charged to cost of sales



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


NOTE 10 - CUSTOMER DEPOSITS

During the nine months ended September 30, 2005, the Company received $550,000 in deposits from its Licensee. Under the terms of the deposits with its Licensee, $275,000 is payable to the Licensee within six months of acceptance of the Company's release of its new software, Tyche. The balance is due on termination of the software licensing agreement.

NOTE 11 - SETTLEMENT OF ESTIMATED LOSS ON INTERNET SECURITY PROJECT


During the year ended December 31, 2004, the Company invested funds in an Internet Security Service Project. In connection with this project, the Company acquired computer equipment and software and entered into various contracts for bandwidth, network management and hosting facilities with a remaining contractual obligation of fifteen months as of December 31, 2004. During the fourth quarter ended December 31, 2004, the Company determined that the costs associated with this activity would likely exceed the future benefits. In the year ending December 31, 2004, the Company recognized the losses associated with the cancellation of contractual obligations and the impairment losses related to the computer equipment and software. In May and June of this year, the Company reached settlements with the former vendors involved at amounts below what had been estimated, and accordingly, a recovery on the obligation established at December 31, 2004, has been presented as a negative amount in the general and administrative expenses in the statement of operations for the nine month period ended September 30, 2005.

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


Business Overview
-----------------

We provide business development support and administrative assistance for technology-driven subsidiaries that license, develop and host interactive digital entertainment software applications. Currently our product line is focused on the online gaming sector. Our services are technology based only. We do not manage, operate or own any gaming or wagering activities or entities.

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

Prevail Online, Inc., ("Prevail") our wholly owned subsidiary, a Colorado corporation, is inactive and during the nine months ended September 30, 2005, had no revenues.

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


Outlook
-------

Our improved profitability in the current year as compared to the prior year is primarily due to the reduced amortization of our legacy product, which became fully amortized in the first quarter of this year, and the reduction of payroll expense, which costs are being allocated to the development of our new product referred to as "Tyche." Tyche is expected to be placed in service in the latter part of the fourth quarter of this year and amortization of the development costs will be charged to expense over thirty six months. Development costs are capital in nature compared to maintenance costs which must be expensed. As a result of these items, we anticipate the current year to show a substantially higher profit from operations compared to past and potentially future periods.

Revenues for 2005 are expected to be slightly higher in comparison to 2004 levels. We anticipate the increase in revenue as a result of a new licensee contract signed in September, 2005 and equipment sales. We have not received any revenues from the new licensee in the current period; however we anticipate earning revenue from this licensee in the fourth quarter of 2005. Additionally, we continue to target new geographic sales areas. Through the services of an experienced and well known sales and marketing firm in Europe, we expect to make headway in reaching these targeted markets.

In an effort to maintain and grow our revenues, we are looking at enhancing our product offerings through integration and reselling other gaming products. During this reporting period, we released new casino games in partnership with Next Generation Gaming and Real Time Gaming. Earlier in the year, we released our wireless product offering in partnership with Phantom Fiber. Additionally, during 2004 and as noted above, in the first three quarters of 2005, we have and will continue to devote the majority of our software development efforts to our next generation platform, a new and dynamic interactive digital entertainment product, Tyche. With the release of this new product, scheduled to occur in the fourth quarter of this year, we anticipate access to new opportunities as a result of the rich features and functionality of Tyche.

We continue to reduce and control costs to keep expenses in line with revenues. We anticipate maintaining our profitability through the end of 2005. Further, we anticipate continued profitability in future years.


Stock Repurchase - Settlement Agreement
---------------------------------------

On November 27, 2002, we filed a complaint against a shareholder and former officer. On March 25, 2004, we entered into a settlement agreement with the former officer and several entities in relation to this matter. Under the terms of the agreement, we redeemed and cancelled 2,859,919 shares of our common stock for total consideration in cash and non-interest bearing notes payable of $644,000. During the current reporting period, we redeemed and cancelled an additional 55,520 shares of our common stock for total consideration paid in cash of $12,493 for those shares.

Results of Operations
---------------------

Recurring Licensing Fees decreased $44,487 to $805,897 from $850,384 for the three months ended September 30, 2005 compared to 2004. Recurring Licensing Fees decreased $334,720, to $2,608,438 from $2,943,155 for the nine months ending September 30, 2005 compared to 2004. This decrease in revenue resulted from two licensees who cancelled in 2004. Hosting services revenue increased $285,800, from $190,911 to $476,711 for the nine months ending September 30, 2005 compared to 2004. For the three months ended September 30, 2005 compared to 2004, Hosting Services revenue increased $75,523 from $88,300 to $163,823. This increase in Hosting Services revenue is from a revision of our fee structure to more appropriately match revenues with costs.

Revenues for the three and nine months ended September 30, 2005 and 2004 were composed of the following elements:

                               Three months ended 9/30        Nine months ended 9/30
                                  2005          2004           2005           2004
                              ----------     ----------     ----------     ----------
 Recurring Licensing Fees     $  805,897     $  850,384     $2,608,435     $2,943,155
 License Fees                         --             --          2,000         23,268
 Hosting Services                163,823         88,300        476,711        190,911
 Other Revenue                    48,657          4,000        200,658          4,000
                              ----------     ----------     ----------     ----------
      Total                   $1,018,378     $  942,684     $3,287,804     $3,161,334

Cost of sales decreased from 60.9% of sales for the three months ended September 30, 2004, to 36.6% for the three months ended September 30, 2005. Cost of sales decreased from 58.3% of sales for the nine months ending September 30, 2004, to 32.4% for the nine months ending September 30, 2005. The primary reason for the decrease occurred in our amortization of Proprietary Software, which was due to the expiration of amortization in 2004 of substantial capitalized costs incurred in 2001. Hosting services expenses increased $56,202 for the three months ended September 30, 2005 and $113,733 for the nine months ending September 30, 2005 compared to the same periods in 2004. The increase in Hosting Services expenses resulted from increased bandwidth costs. Reduced licensing costs from third parties partially offset the increased costs. The decrease in salaries included in cost of revenues, resulted from the capitalization of salary expense in software development instead of software maintenance activities.

Internet security services, as described more fully below, was a new product offering in 2004. We are focusing on mitigation of distributed denial of service attacks. There were no costs associated with this activity in the prior periods, as this product was rolled out in the quarter ended September 30, 2004. The costs of $124,892 for the three months ended September 30, 2004 and $210,012 for the nine months ended September 30, 2004, are for bandwidth, network management and hosting facilities associated with this product line.

The following amounts compose cost of sales for each period:

                                   Three months ended 9/30   Nine months ended 9/30
                                   -----------------------   -----------------------

                                      2005         2004         2005         2004
                                   ----------   ----------   ----------   ----------
Amortization of
  Proprietary Software             $   37,467   $  159,218   $  121,191   $  504,381
Hosting Services                      121,125       64,923      358,775      245,042
Software support and maintenance       64,469       22,209      102,953       75,707
Salaries                              150,146      202,701      483,677      806,421
Internet Security Services                 --      124,892           --      210,012
                                   ----------   ----------   ----------   ----------
    Total                          $  373,207   $  573,943   $1,066,596   $1,841,563


Expenses decreased $107,857 for the three months ended September 30, 2005 to $483,407 compared to $591,264 in 2004. Expenses decreased $491,087 for the nine months ended September 30, 2005 to $1,313,791 compared to $1,804,878 in 2004. Without the impact of the recovery of the reserve for the estimated loss on the Internet Security Services project discussed below, expenses were $374,145 lower for the nine months ended September 30, 2005. These decreases resulted from reduced Professional fees, Advertising and Marketing expenses, Administration Expenses and Wage expenses. Professional fees decreased as a result of lower legal services, primarily due to the settlement reached with the former officer and shareholder in May, 2004. Advertising and Marketing increased $48,281 for the nine months ended September 30, 2005 to $137,175 from $88,894 for the nine months ended September 30, 2004, and $3,035 for the three months ended September 30, 2005 to $37,047 compared to $34,012 in 2004, as part of our efforts to expand sales. Administrative expenses increased $22,083 for the three month period ended September 30, 2005 to $71,079 from $48,996 in 2004. Administrative expenses increased $58,502 for the nine month period ended September 30, 2005 to $203,309 compared to $144,807 in 2004. These increases were a result of increased expenditures in our data processing infrastructure and the engagement of outside consultants in lieu of staff expansion. These increased costs were partially offset by Florida sales and property tax refunds for economic incentive programs from the local and state government. Wages and Salaries decreased $127,801 and $347,503 for the three and nine months ended September 30, 2005 compared to the same periods in 2004, as a result of cost cutting measures taken in reduced staffing and a shift to outsourcing certain development activity. It is not anticipated that we will have any further staffing cost reductions in future periods at our present revenue level. We anticipate our current staffing level will remain constant.

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

The settlement of estimated loss on cancellation of the Internet Security Service project is presented as a negative amount in the general and administrative expenses in the statement of operations for the nine month period ended September 30, 2005.


Interest expense decreased $23,423 to $13,007 from $36,430 for the three months ending September 30, 2005 compared to 2004, and decreased $16,225, to $64,108 from $80,333 for the nine months ending September 30, 2005 compared to 2004. The reduced interest expense resulted from retirement of debt incurred in 2003 and 2004.

Interest income increased as a result of investing excess cash funds into overnight and short term commercial paper and money market accounts.


Liquidity and Capital Resources
-------------------------------

Our principal source of short term liquidity is operating cash flow. A substantial decrease in revenues would impact the funds from operating cash flow and jeopardize our ability to meet current obligations. We do not have a credit line or any alternative means of short term funding. We believe that current operating cash flows are sufficient to meet our working capital needs.

Net cash provided from operating activities was $1,895,754 for the nine months ended September 30, 2005 as compared to $403,321 for the nine months ended September 30, 2004. The increase in net cash provided from operating activities primarily resulted from net income and one time customer net deposits of $403,000.

Net cash used in investing activities in the amount of $1,078,121 and $424,051 for the nine months ended September 30, 2005 and 2004, was composed of the purchase of fixed assets and the capitalization of software development costs in both periods.

Net cash used in financing activities for the nine months ended September 30, 2005 amounted to $785,862, and for the nine months ended September 30, 2004 amounted to $176,919. Net cash used in financing activities for the nine months ended September 30, 2005, was primarily attributable to the payments on notes payable. Net cash used by financing activities for the same period in 2004 was primarily attributable to the acquisition of treasury stock along with proceeds from the issuance of notes payable less payments on notes payable and capital leases.

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

                         PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Reference is made to the Company's Proxy Statement dated September 27, 2005. The Proxy Statement was filed in connection with the Company's annual shareholders meeting which was held on October 13, 2005. At such annual shareholder's meeting, the following items were submitted to a vote of shareholders with the following results as noted:

1.PROPOSAL NO. 1:
To elect the Board of Directors, each to serve until the next Annual Meeting of the shareholders or until their respective successors are elected and qualify;

A total of 5,754,302 shares were represented with respect to this matter, with voting on each specific nominee as follows:
                                                               BROKER
Board Nominees    FOR            AGAINST     WITHHELD        NON-VOTES
--------------    ---            -------     --------        ---------

Bryan Abboud      5,686,302       68,000         -0-             --
James Doukas      5,686,302       68,000         -0-             --
Thomas Glaza      5,686,302       68,000         -0-             --
Dave Outhwaite    5,686,302       68,000         -0-             --


2.PROPOSAL NO. 2:
To ratify and approve the selection by the Board of Directors of Mahoney Cohen & Company, CPA, P.C. as the Company's independent accountants for the current year;

All matters submitted to a voter were approved by the shareholders. A total of 5,702,330 votes were represented with respect to this matter, with a total of 5,686,302 shares voting for the proposal, 68,000 shares voting against the proposal, and no broker non-votes or shares abstaining from voting.

All matters submitted to a vote of security holders were approved.


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

  Exhibit 22.1 Proxy Statement on Schedule 14A filed on September 30, 2005 is incorporated herein by reference.

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


Date:  November 14, 2005

                                    Global Entertainment Holdings/Equities, Inc.

                                    By: /s/ Bryan P. Abboud
                                        -------------------------------------
                                        Bryan P. Abboud
                                        President, Chief Executive Officer and
                                        Director (Principal Executive Officer)


                                    By: /s/ Clinton H. Snyder
                                        ---------------------------------------
                                        Clinton H. Snyder
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)