Form 10KSB
period 2005-12-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2006-03-07
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to __________________

Commission file number: 000-27637

                  Global Entertainment Holdings/Equities, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Colorado                                47-0811483
             --------                                 ---------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

703 Waterford Way Ste 690, Miami FL                                    33126
-------------------------------------------                            ------
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) for the Exchange Act. [ ]

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year:  $4,235,977

Aggregate market value of voting stock held by non-affiliates of the issuer computed by reference to the price at which such stock was sold on March 2, 2006 was: $1,083,867.

The number of shares outstanding of each of the issuer's classes of common stock, as of March 2, 2006 was 7,535,256 shares of common stock.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [X]

                  Global Entertainment Holdings/Equities, Inc.

                                 Index to Annual
                              Report on Form 10-KSB
                      For The Year Ended December 31, 2005

                                                                            Page
                                                                            ----
PART I.
ITEM 1.    DESCRIPTION OF BUSINESS............................................4

ITEM 2.    DESCRIPTION OF PROPERTY............................................9

ITEM 3.    LEGAL PROCEEDINGS..................................................9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................9

PART II.
ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
             AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES........10

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS........13

ITEM 7.    FINANCIAL STATEMENTS..............................................22

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE........................................22

ITEM 8A.   CONTROLS AND PROCEDURES...........................................22

ITEM 8B.   OTHER INFORMATION.................................................22


PART III.
ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ..............23

ITEM 10.   EXECUTIVE COMPENSATION............................................27

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................29

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................31

ITEM 13.   EXHIBITS..........................................................31

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES............................31

SIGNATURES...................................................................33

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

IGW Software, N.V.,("IGW")our wholly owned subsidiary, a Netherlands Antilles corporation, is engaged in the development, licensing and hosting of proprietary Interactive gaming software. IGW derives its revenues from software licensing fees, hosting services and consulting services.

Prevail Online, Inc., ("Prevail") our wholly owned subsidiary, a Colorado corporation, is currently inactive and has no revenues.

IGW was acquired through a stock purchase on June 30, 1998; Prevail was acquired through a stock and cash purchase on August 20, 1999.

PRODUCTS

The team at IGW has been developing and supporting gaming software since 1996. We have created a suite of products to offer our licensees better risk management, ease of use and a back office product that simplifies player and gaming oversight. Our software offers a fully automated online entertainment experience for the licensee's player. Our online Sportsbook, Racebook and Casino software systems are complemented by profitability enhancement tools, such as the loyalty program and the bet ticker.

All software products are integrated, enabling players to use a single-wallet to access all of an operator's products seamlessly. This integrated feature results in higher revenues for our licensees by giving players easier access to a larger variety of activities. We continuously enhance and add new products to our software. Our commitment to product expansion and enhancement attempts to assure our licensees of new avenues for revenue growth.

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

Loyalty Program

We have developed a program to assist operators in tracking and compensating players for their loyalty to the website. Players can receive gift certificates, airline tickets and other merchandise rewards by converting earned points at their request. Our software tracks the earnings and conversion transactions to facilitate administration of a rewards program.

Risk Management Tools

The new risk management tools include the Bet Ticker(C) and player profiling providing the operator an edge. The Bet Ticker(C) allows real time monitoring of betting action. Based upon preset configurations, the software enables a greater breadth of risk assessment while reducing staff costs. This results in the ability to increase overall hold percentage at a lower cost. IGW's Event Creation Wizard guides the licensee through the event creation process based on their unique bookmaking philosophy. This level of control enables the bookmaker to drive up the hold percentage by reducing exposure without exorbitant personnel overhead needed to monitor conventional systems.

Services

Aside from our award winning software products, we offer several service activities to assist the operators in a profitable endeavor. These include the following:

- Hosting Services. We have operated an ISP/ASP in a controlled co-location facility in the Netherlands Antilles. Our hosting services are designed to offer a high degree of scalability, performance and fault tolerance in order to keep the software systems fast and available twenty four hours per day and seven days per week.

- Professional Services. We assist operators in understanding the gaming market, how best to design websites and how to leverage the IGW line of products to ensure success.

- Custom Software Development. Research and development of new functionality, enhancements and new games at the request of operators. We can custom develop practically any application to meet defined specifications.

NEW PRODUCT OFFERINGS

During 2004 and 2005, we focused our energy on designing and developing our next generation enterprise-class gaming and wagering platform, "Elements" (previously referred to as Tyche). This software rewrite is designed to take advantage of 21st century development methodologies and will enable our licensees to manage their business more effectively and efficiently.

The Elements software is composed of the following modules in these four categories:

   - Profitability Enhancement Tools
          Risk Manager
          Marketing Manager
          Loyalty Program
          Ecommerce Manager

   - Event Wagering
          Sportsbook
          Racebook

   - Gaming
          Casino

   - Administrative Management System
          Flexbuild
          Event Manager
          Customer Service Manager
          Gaming Manager
          Phone Wagering Manager
          Information Manager

We anticipate the release of Elements to begin in the second quarter of 2006. We expected to have an Elements release in Q4 of 2005. We were not able to meet this deliverable schedule as anticipated and this has had an unfavorable impact on our reputation and projected revenues. We have employed additional resources to assist in development and project management to support a more reliable delivery schedule.

COMPETITION

We estimate that there are a dozen significant competitors. A few of the competitors are publicly held corporations, but are foreign based. Information gleaned from publicly available filings indicates positive results of both sales and profits for a majority of those competitors. Overall, we continue to observe consolidation in the industry as companies position themselves for the benefit of economies of scale. We do not have any immediate plans to participate in the industry consolidation.

ECONOMIC DEPENDENCIES

Prior to August 1, 2004, we received a substantial portion of our revenues from two customers. These two customers represented 98% of our 2004 revenues. Effective August 1, 2004, one of these licensees, which accounted for 8.3% of our revenues, ceased using our software. Management has evaluated the impact of the loss of this licensee and determined that it will not have a materially adverse impact on our financial position. The loss of the remaining licensee, who accounts for substantially all of our income, would jeopardize our ability to continue as a going concern.

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

The World Trade Organization ("WTO") has held that the position Antigua argued claiming that the United States, through both federal and state laws, breached the general agreement on trade and services by placing restrictions on internet gambling, is correct. The WTO has given the US until April 3, 2006 to comply with its ruling that the US must remove trade restrictions imposed on Antigua's egaming industry. This may result in greater access to U.S. markets by our licensees.

RESEARCH AND DEVELOPMENT - SOFTWARE CAPITALIZED COSTS

We follow the guidance provided in Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86") regarding the accounting for the costs of developing our products. Purchased software (i.e., software acquired from a third party) is recorded at the lower of acquisition cost or net realizable value. We develop software for licensing to our customers and capitalize software development costs when technological feasibility has been established. Technological feasibility generally occurs at the time a detailed plan is available and programming of the software code may begin. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the projects, other direct and indirect costs associated with those salaries and benefits, internal and external quality assurance testing costs and the costs of outsourced development activities and independent product testing and certification labs. Software development costs not qualifying for capitalization are expensed and classified as maintenance expense in the cost of revenue. Product development expense and the capitalization rate will fluctuate from period to period depending upon the number and status of software development projects that are in process and the related number of people assigned to those projects. Impairment will be recognized in the period when impairment is deemed by management to have occurred (see note 3 to the audited financial statements).

We invested $1,361,454 and $433,704 in 2005 and 2004 on development/enhancements of our software products. The increase in development/enhancements in 2005 resulted from our focus on our next generation platform, Elements.

EMPLOYEES

As of December 31, 2005, we had 26 full time employees. Management believes our relations are good with our employees and does not anticipate any labor relation issues. None of our employees are covered by collective bargaining agreements.

ITEM 2.  DESCRIPTION OF PROPERTY

Our subsidiary, IGW, leases 200 square feet of office space on a quarterly basis in Curacao, Netherlands Antilles, along with secured facilities within a server hosting farm for our telecommunication equipment in a separate facility in Curacao. The office space lease commenced February 1, 2005 and is automatically renewed each three month period, at a cost of $300 per month. Our server facility lease commenced on July 15, 2003 for an initial three year period with one year automatic renewals thereafter. The monthly recurring fee on the server facility lease is $7,045.

Our corporate offices are located at 703 Waterford Way, Miami, Florida. We currently lease 7,074 square feet of office space under an initial five year lease ending July 13, 2008, at a monthly minimum base lease rate of $11,495. At inception of the lease, we obtained a rent holiday equivalent to three months of rent which is being amortized over the life of the lease.

ITEM 3.  LEGAL PROCEEDINGS

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

Price Range for Common Stock
----------------------------

YEAR 2005                           High                Low
                                  --------           --------
   First Quarter                   $0.20               $0.09
   Second Quarter                   0.47                0.11
   Third Quarter                    0.50                0.12
   Fourth Quarter                   0.42                0.32

YEAR 2004                           High                Low
                                  --------           --------
   First Quarter                   $0.50               $0.06
   Second Quarter                   0.20                0.15
   Third Quarter                    0.15                0.09
   Fourth Quarter                   0.20                0.09

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

There are approximately 117 holders of record, additionally; we estimate that about 200 holders owned our common stock either of record or through a broker, bank or other nominee as of December 31, 2005.

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

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------

                                               Number of            Weighted-          Number of securities
                                            securities to be     average exercise    remaining available for
                                              issued upon           price of          future issuance under
                                              exercise of         outstanding          equity compensation
                                              outstanding           options,             plans (excluding
                                           options, warrants      warrants and       securities reflected in
Plan Category                                  and rights            rights                column (a))
------------------------------------------------------------------------------------------------------------
                                                  (a)                  (b)                    (c)
------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by              0                   n/a                     0
security holders
------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by      1,390,524             $0.31                     0
security holders
------------------------------------------------------------------------------------------------------------
Total                                          1,390,524             $0.31                     0
------------------------------------------------------------------------------------------------------------

Description of Equity Compensation

During the past several years, employees of the Company have been granted options to acquire shares of the Company's common stock. Options issued prior to 2002 were not set forth in a formal stock option plan but were provided as motivation and incentives to individuals who, in the Company's opinion, were important to the Company's success. Options issued in 2002 and thereafter, were issued pursuant to the 2002 Stock Option Plan of Global Entertainment Holdings/Equities, Inc. and also provided as motivation and incentives to individuals considered important to the Company's success. The 2002 plan was approved by our board of directors, but not submitted to a vote of stockholders. The total number of options granted and outstanding at December 31, 2005, and the exercise price and expiration dates for each year are as follows:

                 Total    Exercise
        Year    Options   Price      Expiration Date
        ----    -------   --------   -----------------
        1998    157,875    $0.50     December 31, 2008
        1999    201,038    $0.50     December 31, 2009
        2001    110,000    $0.71     December 31, 2011
        2002    130,500    $0.50     December 31, 2012
        2003    132,083    $0.08     December 31, 2013
        2004    200,250    $0.10     December 31, 2014
                 18,000    $0.15     December 31, 2014
        2005    440,778    $0.15     December 31, 2015
              ---------
       Total  1,390,524

Sales of Unregistered Securities
--------------------------------

None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

    Research and Development - Software Capitalized Costs

We follow the guidance provided in Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86") regarding the accounting for the costs of developing our products. Purchased software (i.e., software acquired from a third party) is recorded at the lower of acquisition cost or net realizable value. We develop software for licensing to our customers and capitalize software development costs when technological feasibility has been established. Technological feasibility generally occurs at the time a detailed plan is available and programming of the software code may begin. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the projects, other direct and indirect costs associated with those salaries and benefits, internal and external quality assurance testing costs and the costs of outsourced development activities and independent product testing and certification labs. Software development costs not qualifying for capitalization are expensed and classified as maintenance expense in the cost of revenue. Product development expense and the capitalization rate will fluctuate from period to period depending upon the number and status of software development projects that are in process and the related number of people assigned to those projects. Impairment will be recognized in the period when impairment is deemed by management to have occurred (see note 3 to the audited financial statements).

We invested $1,361,454 and $433,704 in 2005 and 2004 on development/enhancements of our software products. During the year ended December 31, 2005, we wrote off $186,563 of developed software deemed obsolete. The increase in development/enhancements in 2005 resulted from our focus on our next generation platform, Elements.

    Impairment of Long-Lived Assets

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets, including property and equipment, be reviewed for impairment whenever events or changes in circumstances indicate the their carrying amount may not be recoverable. The Company assesses its assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and records impairment losses when this amount is less than the carrying amount. Impairment losses are recorded for the excess of the assets' carrying amount over their fair value, which is the generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by management at the date of the impairment review. For the year ended December 31, 2004, management's impairment review resulted in an impairment loss of $124,494, included under the caption "estimated loss on Internet security service project" in the accompanying financial statements.

    Revenue recognition

Revenues and directly related expenses are recognized in the period in which they occur. Revenues and related expenses are recognized from the sale of the licenses when persuasive evidence of an arrangement exists, delivery of access to the software has occurred, and the license fee has been determined and collectability of the license fee is probable (see note 3 to the audited financial statements).

Industry Overview
-----------------

Online gaming is entering its second decade. Overall, the outlook for the industry remains relatively attractive. Revenue from online gaming is estimated to have reached $12 billion in 2005 and is expected to reach $22 billion over the next five years, per the British consultancy firm, Global Betting & Gaming Consultants.

Although there are over 50 software companies in our market arena, we have identified less than a dozen companies that we directly compete against. A number of those competitors own or control gaming operations, which gives them access to greater resources than we have. The industry is experiencing consolidation at all levels. We anticipate facing more difficult competition and longer sales cycles as the consolidation occurs within the industry. Growth for software vendors, in the view of industry experts, will come from new segments in the market and added value games and products for the licensees. We anticipate expanding our revenues through concentration on the European and Asian market and partnering with other technology companies to offer additional products and services.

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

With the release of our new software, Elements, the plug and play format of our modules will allow a variety of choices for our licensees along with easier integration into their existing operations. Further, our new product line offers tools not previously available to Licensees for control and monitoring resulting in improved profitability for the site operators.

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

Plan of Operations - Our Strategy
---------------------------------

Our subsidiary, IGW Software is in the business of providing software and services to the online gaming and wagering community. Our licensees depend upon our software to improve their success through effective management of the activities on their websites and providing for an efficient way for them to manage their businesses. To this end, we envision expanding our success and growing our company through:

         o Introducing our new, dynamic interactive digital entertainment platform to the industry: Elements.

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

During 2005, we have taken significant steps to achieve our strategic initiatives. We:

         o Enhanced our current software with 38 feature requests made by our Licensees;

         o        Added six new Ecommerce providers to our system;

         o        Expanded our Poker offering to all Licensee sites;

         o Devoted the majority of our software development to our next generation platform to be released in Q2 of 2006;

         o Added the Real Time Gaming Casino product line to our offerings and integrated their games into our Licensee's sites;

         o Upgraded and expanded our Distributed Denial of Service attack protection services to mitigate and protect our licensees with Tier 1 level filtering, state of the art monitoring and proprietary mechanisms and intrusion detection software; and

         o New Licensee, betinternet.com, from Isle of Man, contracted to commence using our software in Q2 of 2006;

After two years of losses, the financial results of 2005 represents the benefits of cost cutting measures and added products/services for revenue enhancement.

Results of Operations
---------------------

We had net income for the year ended December 31, 2005 of $712,821 compared to a net loss of $(748,469) for the year ended December 31, 2004. Our income from operations was $798,806 for the year ended December 31, 2005 compared to a loss from operations of $(621,474) for the year ended December 31, 2004. The improvement from a loss position in 2004 to a net income position in 2005 resulted from several factors. Primarily, cost saving measures instituted in the prior two years has had the largest impact on profitability. Decreased amortization, as a result of fully amortizing prior software development costs, and the capitalization of current development costs for the new platform, Elements, until it is put into service, also contributed to a higher profit in the year ended December 31, 2005 compared to 2004.

Revenue increased $40,135, to $4,235,977 for the year ended December 31, 2005 from $4,195,842 for the year ended December 31, 2004. The following outlines our revenues by category:

                                               2005            2004
                                               ----            ----
Internet Security Services                $   81,000      $   10,750
Software Licensing and Other Fees          3,423,595       3,900,098
Hosting Services                             567,928         284,994
Equipment Sales                              163,454             -0-
                                          ----------      ----------
  Total                                   $4,235,977      $4,195,842

Software Licensing and Other Fees decreased by $476,503. This decrease was due to the cancellation of one licensee in 2004, a contractual decrease in our software licensing rate with our major Licensee and a reduction in fourth quarter fees from our Licensee due to failure meeting the target delivery date of Elements. Hosting services increased by $282,934 due to a revision of our fee structure to more appropriately match revenue with costs. The sale of equipment represents a new revenue source started in 2005. In connection with our hosting services, we offer our customers the option of purchasing the network equipment at a fixed percentage mark-up on our cost.

Cost of revenues were 38% of total revenue for the year ended December 31, 2005 and 52% of total revenue for the year ended December 31, 2004. The following items constitute the expenses in cost of sales:

                                               2005           2004
                                               ----           ----
Amortization                               $  158,390     $  551,289
Bandwidth                                     331,192        443,362
Software Licensing and Other Costs             39,567        199,122
Salary and related payroll costs              752,886        984,804
Cost of Equipment sold                        142,087            -0-
                                            ---------      ---------
                                            1,424,122      2,178,577
Proprietary software written off              186,563            -0-
                                            ---------      ---------
    Total                                  $1,610,685     $2,178,577

Amortization decreased as proprietary software developed in earlier years reached the end of its assigned economic life of three years. Bandwidth costs decreased as a result of better pricing from our suppliers. Software Licensing and Other Costs decreased $159,555 from $199,122 in the year ended December 31,

2004 to $39,567 for the year ended December 31, 2005. This decrease was a result of our purchase of previously licensed products created by third parties. Salary and related expenses decreased $213,918 as a result of cost savings from staffing reductions and increased resources devoted to our new platform in development, resulting in a higher amount of salaries as part of capitalized software development. Additionally, during our development process of Elements, we determined that some of the technology used in the early stages of the development process was deemed obsolete, and therefore we wrote off $186,563 of previously capitalized development costs.


Selling expenses increased by $80,519 to $242,515 in the year ended December 31, 2005 from $161,996 in the year ended December 31, 2004. The increase resulted from a full year of costs of contracted sales and marketing representatives in the European market.

General and administrative expenses for the years ended December 31, 2004 and 2003 were comprised of the following items:

                                                  2005              2004
                                                  ----              ----
Bad debt expense (recovery)                   $  (20,617)       $   43,372
Depreciation & amortization                      481,223           527,184
Office expense, travel and other expenses        278,426           379,651
Rent                                             223,374           221,318
Salaries and wages                               530,151           894,249
Legal and professional expenses                  208,356           169,533
                                               ---------         ---------
     Total                                    $1,700,913        $2,235,307

Bad debt recovery of $20,617 resulted from the elimination of the reserve for bad debts as management has determined that all receivables at December 31, 2005 were collectable and have been collected. The decrease in Depreciation and Amortization of $45,961 from $527,184 for the year ended December 31, 2004 to $481,223 for the year ended December 31, 2005 is attributable to a substantial amount of computer equipment reaching its economic life of 3 years during the first and second quarter of the current year end. Salary and wages decreased $364,098. This decrease results from cost savings associated with not having a VP of Marketing and Business Development in the year ended December 31, 2005 compared to 2004, and severance and associated costs on terminated employees incurred in the prior year that were not incurred in 2005. Payroll costs are distributed over several categories as follows:

Salary, wages and related costs included in -

                                                  2005              2004
                                                  ----              ----
   Capitalized software                       $  673,882        $  337,959
   Selling Expenses                               21,356            32,316
   Cost of Revenues                              752,886           984,804
   General and Administrative expenses           530,151           894,249
                                               ---------         ---------
      Total payroll costs                     $1,978,275        $2,249,328

Liquidity and Capital Resources
-------------------------------

We have incurred substantial losses in prior years. Historically, we have relied on operating cash flows for our liquidity. We have a working capital deficiency of $932,879. Debt payments of $131,937 and capital lease obligations of $64,109 are due within the next year. We have implemented various cost saving programs as a result of these factors and we anticipate that third and related party financing will be available to enable our operations to continue as a going concern.

Cash provided from operating activities totaled $2,393,411 for the year ended December 31, 2005 compared to $608,505 for the year ended December 31, 2004. The increase of $1,784,906 resulted from improved results of operations, collection of accounts receivable and customers deposits received. The cash provided by operations was employed in purchasing additional equipment in the amount of $284,823 and development of software in the amount of $1,361,454. Payments on notes payable and capital leases aggregating $925,573 and proceeds of new loans totaling $50,000 comprised the majority of our financing activities. Our cash position at December 31, 2005 was $102,724; a decrease of $130,732 over our cash position at December 31, 2004 of $233,456. We anticipate a substantially lower investment in development of software in 2006 as that incurred in 2005. Overall, we believe cash flows from operations should be sufficient to meet our needs for working capital in both the short term and long term. Historically, our shareholders have contributed funds in the form of debt to cover our working capital needs. In early 2006, we obtained a $200,000 loan from one of our shareholders.

While we have had limited success in reducing our operational expenses and we continue to examine ways to reduce costs on a going-forward basis, as a public company we are constantly faced with increasing costs and expenses to comply with a SEC reporting obligations. We will be required in fiscal 2007 to comply with the new annual internal control certification pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. We expect that these and other compliance costs of a public company will increase significantly. In addition, our stock has historically been, and continues to be, relatively thinly traded, providing little liquidity for our shareholders. As a result of the foregoing, we have, from time-to-time considered, and expect from time-to-time to continue to consider strategic alternatives to maximize shareholder value. In accordance with this strategy, we recently entered into a non binding letter of intent with Bayshore Media Group, Inc., a recently organized Nevada company. The primary asset of Bayshore Media Group consists of the exclusive rights to fourteen full length feature films. We are considering a proposal to acquire all of the outstanding common stock of Bayshore Media Group from its shareholders in exchange for shares of our restricted common stock. Concurrent with the proposed acquisition, we would sell all of our assets to our chief executive officer and a group of shareholders of our company in consideration of these related parties returning shares of our outstanding common stock to our company's treasury. Such shares would be cancelled. Completion of the proposed transaction is subject to certain conditions, including but not limited to, satisfactory completion of due diligence, approval of each company's board of directors, clearing any regulatory issues and approval by our shareholders.

We do not have any off-balance sheet financing arrangements nor do we have any arrangements through any special purpose entities. We do not have any short term or long term lending facilities. By the nature of payment terms with our licensees, any increase in growth is expected to be supported by our operating cash flow.

As mentioned in DESCRIPTION OF BUSINESS, Economic Dependencies, we receive most of our revenues from one licensee. The loss of this licensee would jeopardize our ability to continue as a going concern.

Contractual Obligations
-----------------------

------------------------------------------------------------------------------------------------------------------
                                                                                                   More than 5
Contractual Obligations               Total       Less than 1 year    1-3 years     3-5 years         years
------------------------------------------------------------------------------------------------------------------
Long-Term Debt                          131,937             131,937             -             -                 -
------------------------------------------------------------------------------------------------------------------

Capital Lease Obligations                64,109              64,109             -             -                 -
------------------------------------------------------------------------------------------------------------------

Operating Leases                        446,101             230,343       215,758             -                 -
------------------------------------------------------------------------------------------------------------------

Purchase Obligations                          -
------------------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP                      -
------------------------------------------------------------------------------------------------------------------
Total
                                        642,147             426,389       215,758             -                 -
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

ITEM 7.  FINANCIAL STATEMENTS

         See Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROL AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2005, the period cover by the Annual Report on Form 10-KSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

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

         Our directors and their ages as of December 31, 2005 are as follows:

Name                       Age   Position                  Period of Service
-----                      ---   --------                  -----------------
Bryan Abboud............   34    Chief Executive Officer   January 2002 -
                                 and Director              Present

Thomas Glaza............   71    Director and              February 2001 -
                                 Chairman of the Board     Present

James Doukas.............  71    Director                  April 2002 -
                                                           Present

David Outhwaite..........  52    Director                  May 2004 -
                                                           December 31, 2005

Certain biographical information concerning the Directors and executive officers of the Company as of December 31, 2005 is set forth below. Such information was furnished by them to the Company.

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

JAMES DOUKAS has been a director of the Company since April 9, 2002. Mr. Doukas is chairman of the Company's compensation committee and a member of its audit committee. Mr. Doukas served in the military for over 32 years and was responsible for formulating and executing multi-million dollar budgets, leading large organizations of over 3,500 personnel, negotiating sensitive agreements with foreign governments, and conducting strategic planning at the national level. From 1988 to 1998, he was executive vice president of RJ Moore and Associates, a start up engineering firm for which he had regional responsibility in sales, marketing, and personnel recruitment. Mr. Doukas received a Bachelor of Arts degree from St. Benedicts College and a Master of Arts degree from George Washington University.

               OTHER EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

Set forth below is biographical and other information concerning the Company's non-director executive officers and other significant employees.

Name                          Age         Position
----                          ---         --------
Clinton H. Snyder             50          Chief Financial Officer
Dennis Deblois                43          Chief Information Officer

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

         Thomas Glaza is the chairman of the Audit Committee, and the other member of the Audit Committee is James Doukas. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. No member is qualified as an audit committee financial expert within the meaning of the SEC regulations. The collective expertise of the Audit Committee is believed to be sufficient to carry out the duties of the Audit Committee.

Based upon the Audit Committee's review and discussions with management and the independent auditor, and the Audit Committee's review of the representations of management and the independent registered public accounting firm, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company's Annual Report to Stockholders and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

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

         James Doukas is the chairman of the Compensation Committee, and the other member is Thomas Glaza. The Board of Directors has determined that each member of the Compensation Committee is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2005, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2005, 2004 and 2003 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of its chief executive officer and the other most highly compensated officers who are executive officers (the Named Executive Officers) for the appropriate years.

SUMMARY COMPENSATION TABLES

                                                               Long Term Compensation
                                  Annual Compensation            Awards           Payouts
                          -----------------------------  -----------------------  -------
                                                         Restricted   Securities
                                           Other Annual    Stock      Underlying   LTIP       All Other
Named Officer     Year   Salary    Bonus   Compensation    Awards      Options    Payouts   Compensation
-------------     ----  --------   -----   ------------  ----------   ----------  -------   ------------
Bryan Abboud      2005  $156,000  $23,000      -0-          - 0 -       30,000     - 0 -        - 0 -
 President        2004  $156,000  $21,076      -0-          - 0 -       30,000     - 0 -        - 0 -
                  2003  $156,000  $22,884      -0-          - 0 -       30,000     - 0 -        - 0 -

James Herrera (1) 2004  $126,000   $2,500      -0-          - 0 -          -0-     - 0 -        - 0 -
 VP Business      2003  $ 82,000  $14,831   $15,000(1)      - 0 -       22,500     - 0 -        - 0 -
 Development and
 Strategic Marketing

Clinton Snyder(2) 2005  $126,000  $11,950      -0-          - 0 -       30,000     - 0 -        - 0 -
 Chief Financial  2004  $126,000  $ 7,972      -0-          - 0 -       30,000     - 0 -        - 0 -
 Officer          2003  $117,115  $ 9,331      -0-          - 0 -       30,000     - 0 -        - 0 -

Dennis Deblois(3) 2005  $117,000      -0-      -0-          - 0 -          -0-     - 0 -        - 0 -
 Chief Infor-     2004  $ 36,000      -0-      -0-          - 0 -          -0-     - 0 -        - 0 -
  mation Officer

----------
(1) James Herrera commenced employment May 1, 2003 and was terminated January 21, 2005. Other compensation in 2003 represents a moving allowance.
(2) Clinton Snyder commenced employment January 20, 2003.
(3) Dennis Deblois was contracted through an agreement with International Data Consultants, which commenced August 26, 2004.

                      Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)

                 Number of       Percent of Total
                Securities         Options/SARs        Exercise of
                Underlying          Granted to          Base Price
Name           Options/SARS  Employees in Fiscal Year  Price ($/Sh)  Expiration Date
-------------  ------------  ------------------------  ------------  ---------------
Bryan Abboud     200,000               45.4%            $0.15/Share  December 31, 2015
Clinton Snyder    30,000                6.8%            $0.15/Share  December 31, 2015
Dennis Deblois    30,000                6.8%            $0.15/Share  December 31, 2015

Directors' Compensation

All non-employee directors receive annual options to purchase 15,000 shares each of the Company's common stock. Such options bear exercise prices equal to the weighted average of the common stock's closing price for the three (3) months prior to the granting of such options. Awarding occurs at the beginning of the year and vesting occurs as the year transpires or upon termination of the Director. All Directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business. Effective January 1, 2003, all non-employee directors received, in addition to the options, $1,000 per meetings held on site, and $500 for telephonic meetings. During the year ended December 31, 2005, Mr. Glaza was paid $3,000 and Mr. Doukas was paid $3,000.

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

Effective August 26, 2004, we entered into a consulting agreement with International Data Consultants ("IDC") for services of a Chief Information Officer. These services are being performed by Mr. Dennis Deblois, president of IDC. The contract, as amended, calls for $10,000 per month and is month to month.

Stock Options Held at December 31, 2005

The following table indicates the total number of exercisable and unexercisable stock options held by each executive officer named in the Summary Compensation Table as of December 31, 2005. No options to purchase common stock were exercised during the year ended December 31, 2005 and no stock appreciation rights were outstanding during the same period. The closing price of our common stock at December 31, 2005, was $0.32, which was below the exercise price of all issued and outstanding options prior to those issued December 31, 2003.

Aggregated Option Exercises in Last Fiscal Year
And Fiscal Year-End Option Values

                             Number of Unexercised      Value of Unexercised
                             Securities Underlying         In-the-Money
                                  Options at                Options at
                                Fiscal Year End          Fiscal Year End ($)
                             ---------------------     ---------------------
Name                      Exercisable/Unexercisable   Exercisable/Unexercisable
-----------------------    ---------   -----------     ---------   ---------
Bryan Abboud                515,438      37,500        $31,050      $4,350
James Herrera                   -0-         -0-            -0-         -0-
Clinton Snyder               52,500      37,500         $4,200      $5,700
Dennis Deblois               45,000      15,000         $6,000      $1,500

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 31, 2006, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the 7,535,256 outstanding shares of Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:

--------------------------------------------------------------------------------------------------------------------
     Class of Stock                  Name and Address of                Number of Shares       Percent of Class (1)
                                      Beneficial Owner               Beneficially Owned (1)    --------------------
                                      ----------------               ------------------
--------------------------------------------------------------------------------------------------------------------
      Common Stock                   JoAnn Abboud (2)
                                     60 Seagate Dr. #703                     707,194                   9.4%
                                     Naples, FL 34103
--------------------------------------------------------------------------------------------------------------------
      Common Stock                   Todd Elmquist (3)
                                     1011 W 69th Terr                        561,285                   7.5%
                                     Kansas City, MO 64113
--------------------------------------------------------------------------------------------------------------------
      Common Stock                   David & Nancy Abboud
                                     5709 F Street                           465,693                   6.2%
                                     Omaha, NE 68117
--------------------------------------------------------------------------------------------------------------------
                               Executive Officers
--------------------------------------------------------------------------------------------------------------------
      Common Stock                   Bryan Abboud (4)
                                     703 Waterford Way                     3,523,358                  46.8%
                                     Suite 690
                                     Miami, Florida 33126
--------------------------------------------------------------------------------------------------------------------
      Common Stock                   James Doukas (6)
                                     703 Waterford Way                        79,558                   1.1%
                                     Suite 690
                                     Miami, Florida 33126
--------------------------------------------------------------------------------------------------------------------
      Common Stock                   Thomas Glaza (6)
                                     703 Waterford Way                       110,210                   1.5%
                                     Suite 690
                                     Miami, Florida 33126
--------------------------------------------------------------------------------------------------------------------
      Common Stock                   Dave Outhwaite (7)
                                     703 Waterford Way                        26,250              less than 1%
                                     Suite 690
                                     Miami, Florida 33126
--------------------------------------------------------------------------------------------------------------------
      Common Stock                   Clint Snyder (8)
                                     703 Waterford Way                        45,000              less than 1%
                                     Suite 690
                                     Miami, Florida 33126
--------------------------------------------------------------------------------------------------------------------
      Common Stock                   Dennis Deblois (9)
                                     703 Waterford Way                       145,000                   1.9%
                                     Suite 690
                                     Miami, Florida 33126

--------------------------------------------------------------------------------------------------------------------
                             ALL EXECUTIVE OFFICERS &                      3,906,876                  52.2%
                             DIRECTORS AS A GROUP
--------------------------------------------------------------------------------------------------------------------

----------
(1) The number of shares and percentage of class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2) Joann Abboud is the mother of Bryan Abboud. Joann Abboud is the owner of 100% of the voting stock of Camelot Investments, Inc. Camelot Investments, Inc. owns 75,913 shares of the Company's Common Stock. These shares are reflected in the total 707,194 shares owned by Joann Abboud.

(3) Includes 82,256 shares beneficially owned by Todd Elmquist by virtue of his ownership of options to purchase: (i) 55,256 shares of common stock through December 31, 2008, at the exercise price of $0.50 per share; (ii) 12,000 shares of common stock through December 31, 2011, at an exercise price of $0.71; and (iii) 15,000 shares of common stock through December 31, 2012, at an exercise price of $0.50.

(4) Includes 507,438 shares beneficially owned by Bryan Abboud by virtue of his ownership of options to purchase: (i) 78,938 shares of common stock through December 31, 2008, at an exercise price of $0.50 per share; and (ii) 132,000 shares of common stock through December 31, 2009, at an exercise price of $0.50 per share; (iii) 50,000 shares of common stock through December 31, 2011, at an exercise price of $0.71; (iv) 24,000 shares of common stock through December 31, 2012, at an exercise price of $0.50; (v) 15,000 shares of common stock through December 31, 2013, at an exercise price of $0.08;
    (vi) 7,500 shares of common stock through December 31, 2014, at an exercise price of $0.10; and (vii) 177,500 shares of common stock through December 31, 2015, at an exercise price of $0.15.

(5) Includes 57,000 shares beneficially owned by James Doukas by virtue of his ownership of options to purchase: (i) 12,000 shares of common stock through December 31, 2012, at the exercise price of $0.50 per share; (ii) 15,000 shares of common stock through December 31, 2013, at an exercise price of $0.08 per share; (iii) 15,000 shares of common stock through December 31, 2014, at an exercise price of $0.10 per share; and (iv) 15,000 shares of common stock through December 31, 2015, at an exercise price of $0.15 per share.

(6) Includes 87,000 shares beneficially owned by Thomas Glaza by virtue of his ownership of options to purchase: (i) 30,000 shares of common stock through December 31, 2011, at the exercise price of $0.71 per share; (ii) 12,000 shares of common stock through December 31, 2012, at the exercise price of $0.50 per share; (iii) 15,000 shares of common stock through December 31, 2013, at an exercise price of $0.08 per share; (iv) 15,000 shares of common stock through December 31, 2014, at an exercise price of $0.10 per share; and (v) 15,000 shares of common stock through December 31, 2015, at an exercise price of $0.15 per share.

(7) Includes 26,250 shares beneficially owned by Dave Outhwaite by virtue of his ownership of options to purchase 11,250 shares of common stock through December 31, 2014, at an exercise price of $0.10 per share; and (ii) 15,000 shares of common stock through December 31, 2015, at an exercise price of $0.15 per share.

(8) Includes 45,000 shares beneficially owned by Clint Snyder by virtue of his ownership of options to purchase: (i) 15,000 shares of common stock through December 31, 2013, at an exercise price of $0.08 per share; (ii) 7,500 shares of common stock through December 31, 2014, at an exercise price of $0.10 per share; and (iii) 7,500 shares of common stock through December 31, 2015, at an exercise price of $0.15 per share.

(9) Includes 45,000 shares beneficially owned by Dennis Deblois by virtue of his ownership of options to purchase: (i) 15,000 shares of common stock through December 31, 2014, at an exercise price of $0.10 per share; and (ii) 30,000 shares of common stock through December 31, 2015, at an exercise price of $0.15 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Bryan Abboud, Chief Executive Officer and President of the Company and Managing Director of IGW Software, NV, is a son of JoAnn Abboud, who owns 9.4% of the Company's Common Stock.

Bryan Abboud loaned the Company $50,000 for working capital, which is secured by a promissory note bearing interest at fifteen percent per year payable in monthly installments of principal and interest in the amount of $3,119.24 through August, 2006.

No transaction, proposed transaction or series of transactions occurred in the last two years and through the date of this filing directly or indirectly, between the Company and any director or executive officer that exceeded $60,000 during the last two years.

ITEM 13. EXHIBITS

        ITEM (601)                    DOCUMENT
        ----------                    --------
  (i)       3.1     Articles of Incorporation.
  (iv)      3.2     By-laws, as amended
  (v)       4.1     Certificate of Designation, Series A Preferred Stock
  (vi)     10.1     Lease Agreement, 703 Waterford Way, Miami Florida
  (vi)     10.2     Lease, Co-Location Agreement, Curacao, Netherlands Antilles
  (ii)     10.3     2002 Non-Qualified Stock Option Plan
  (viii)   10.4     Employment Agreement, Bryan Abboud
  (viii)   10.5     Employment Agreement, Clinton Snyder
  (viii)   10.6     Contract for Services, International Data Consultants
  (vi)     14.1     Code of Business Conduct and Ethics
  (iii)    21.1     Subsidiaries
           31.1     Certification of the CEO pursuant to section 302 of the
                    Sarbanes-Oxley Act of 2002
           31.2     Certification of the CFO pursuant to section 302 of the
                    Sarbanes-Oxley Act of 2002
           32.1     Certification of the CEO pursuant to section 906 of the
                    Sarbanes-Oxley Act of 2002
           32.2     Certification of the CFO pursuant to section 906 of the
                    Sarbanes-Oxley Act of 2002
  (vii)    99.1     Charter of the Audit Committee of Global Entertainment
                    Holdings/Equities, Inc.
------------------

   (i) Filed with the Company's registration statement on form 10-SB, October 14, 1999
  (ii)   Filed with form S-8, February 20, 2002
 (iii)   Filed with form 10-KSB, April 16, 2002
  (iv)   Filed with form 8-K on September 25, 2002.
   (v)   Filed with form 8-K, May 27, 2003
  (vi)   Filed with form 10-QSB/A, December 8, 2003
 (vii)   Filed with form DEF 14A, September 30, 2004
(viii)   Filed with form 10-KSB, April 15, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Mahoney Cohen & Company, CPA, P.C. for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2005 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB were $64,500. For professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2004 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB fees billed were $50,772.

Audit-Related Fees

Mahoney Cohen & Company, CPA, P.C. did not render any professional services for information technology services relating to financial information systems design and implementation for the fiscal years ended December 31, 2005 and 2004.

Tax Fees

Mahoney Cohen & Company, CPA, P.C. did not render any professional services for tax compliance, tax advice, or tax planning during 2005 and 2004. The fees incurred in 2005 for the preparation of the 2004 corporate tax returns were $5,036 and the fees incurred in 2004 for the 2003 tax returns were $5,000.

All Other Fees

The aggregate fees billed by Mahoney Cohen & Company, CPA, P.C. for services rendered to the Company, other than the services described under "Audit Fees" and "Audit-Related Fees" and tax fees, amounted to $855 for the fiscal year ended December 31, 2005 and $-0- for the fiscal year ended December 31, 2004.

Pre-Approval Policies and Procedures

In discharging its oversight responsibility with respect to the audit process, the Audit Committee of the Board of Directors obtained from the independent registered public accounting firm a formal written statement describing all relationships between the independent registered public accounting firm and the Company that might bear on the independent registered public accounting firms' independence consistent with Independence Standards Board Standard No.1, "Independence Discussions with Audit Committees", discussed with the independent registered public accounting firm any relationships that may impact their objectivity and independence and satisfied itself as to the independent registered public accounting firms' independence. The Committee also discussed with management and the independent registered public accounting firm the quality and adequacy of the Company's internal controls and the outsourced audit functions, responsibilities, budgeting and staffing. The Committee reviewed with the independent registered public accounting firm their audit plans, audit scope and identification of audit risks. The Committee discussed and reviewed with the independent registered public accounting firm all communications required by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61 and 90, as amended, "Communication with Audit Committees", and discussed and reviewed the results of the independent registered public accounting firm's audit of the financial statements.

The audit committee pre-approves all services, including non-audit services, if any, provided by our independent auditors. All (100%) of the above services and fees were reviewed and approved by the audit committee in advance of the performance of the respective services.

                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2006.

                  Global Entertainment Holdings/Equities, Inc.


                                      By:   /s/ BRYAN P. ABBOUD
                                            -------------------
                                            Bryan P. Abboud
                                            Chief Executive Officer

                                            /s/ CLINTON H. SNYDER
                                            ---------------------
                                            Clinton H. Snyder
                                            Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 3, 2006:

Signature                             Title                          Date
---------                             -----                          ----

/s/ BRYAN P. ABBOUD         Director, Chief Executive Officer    March 3, 2006
----------------------
Bryan P. Abboud


/s/ THOMAS GLAZA            Director and Chairman of the Board   March 3, 2006
-----------------------
Thomas Glaza

/s/ JAMES DOUKUS            Director                             March 3, 2006
-----------------------
James Doukas

                                 GLOBAL ENTERTAINMENT
                                HOLDINGS/EQUITIES, INC.

                            Consolidated Financial Statements

                       For the years ended December 31, 2005 and 2004

                                      Index

                                                                         Page
                                                                         ----
Report of Independent Registered Public Accounting Firm                   F-2

Consolidated Balance Sheet as of December 31, 2005                        F-3

Consolidated Statements of Operations for the
    Years Ended December 31, 2005 and 2004                                F-4

Consolidated Statement of Stockholders' Equity for the
    Years Ended December 31, 2005 and 2004                                F-5

Consolidated Statements of Cash Flows for the
    Years Ended December 31, 2005 and 2004                                F-6

Notes of Financial Statements                                         F-8 - F-19

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders' and Board of Directors
Global Entertainment Holdings/Equities, Inc.
Miami, Florida

                We have audited the accompanying consolidated balance sheet of Global Entertainment Holdings/Equities, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Entertainment Holdings/Equities, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mahoney Cohen & Company, CPA, P.C.


Miami, Florida
February 1, 2006

               Global Entertainment Holdings/Equities, Inc.
                        Consolidated Balance Sheet
                            December 31, 2005

Assets:

Cash and cash equivalents                              $   102,724
Accounts receivable                                         86,026
Prepaid expenses                                            56,604
Other current assets                                         5,061
                                                       -----------
   Total Current Assets                                    250,415
                                                       -----------

Property and equipment, net                                456,064
                                                       -----------

Other Assets:

Software developed for licensing, net                    1,518,474
Deposits and other                                         133,097
                                                       -----------
Total Other Assets                                       1,651,571
                                                       -----------

Total Assets                                           $ 2,358,050
                                                       ===========


Liabilities and Shareholders' Equity:

Liabilities:

Current portion of long-term debt                      $   131,937
Accounts payable and accrued expenses                      436,217
Customers deposits                                         449,375
Current portion of capital lease obligations                64,109
Income taxes payable to foreign jurisdiction                84,802
Deferred rent                                               16,854
                                                       -----------

     Total Current Liabilities                           1,183,294
                                                       -----------

Customers Deposits                                         295,500


Commitments and contingencies                                   --

Shareholders' Equity:

Preferred stock, $.001 par value, 25,000,000
shares authorized, none issued                                  --
Common stock $.001 par value, 100,000,000
shares authorized, 7,535,256 issued                          7,536
Additional paid in capital                               2,242,018
Accumulated deficit                                     (1,370,298)
                                                       -----------

Total Shareholders' Equity                                 879,256
                                                       -----------

    Total Liabilities and Shareholders' Equity         $ 2,358,050
                                                       ===========
                             See accompanying notes

                  Global Entertainment Holdings/Equities, Inc.
                      Consolidated Statements of Operations
                     Years ended December 31, 2005 and 2004

                                                     2005            2004
                                                 ------------    ------------

Revenues                                         $  4,235,977    $  4,195,842

Cost of Sales                                       1,424,122       2,178,577
Proprietary Software written off                      186,563              --
                                                 ------------    ------------

Gross Profit                                        2,625,292       2,017,265
                                                 ------------    ------------

Operating Expenses:

Selling expenses                                      242,515         161,996
General and administrative expenses                 1,700,913       2,235,307
Estimated loss and (Settlement) on
   Internet Security Services Project                (116,942)        241,436
                                                 ------------    ------------

Total Operating Expenses                            1,826,486       2,638,739
                                                 ------------    ------------

Income (Loss) from Operations                         798,806        (621,474)
                                                 ------------    ------------

Other Income (Expense):

Interest income                                        10,877           2,125
Interest expense                                      (73,349)       (108,564)
Other income (expense)                                (23,513)        (20,556)
                                                 ------------    ------------

  Net Other (Expense)                                 (85,985)       (126,995)
                                                 ------------    ------------

  Net Income (Loss)                              $    712,821    $   (748,469)
                                                 ============    ============

Basic Income (Loss) Per Share                    $       0.09    $      (0.08)
                                                 ============    ============

Diluted Income (Loss) Per Share                  $       0.08    $      (0.08)
                                                 ============    ============


Weighted average number of shares outstanding:

Basic                                               7,670,483       8,919,832
                                                 ============    ============
Diluted                                             8,496,594       8,919,832
                                                 ============    ============


                             See accompanying notes

                  Global Entertainment Holdings/Equities, Inc.
                 Consolidated Statements of Shareholders' Equity
                     Years ended December 31, 2005 and 2004

                       Preferred Stock           Common Stock        Additional    Retained          Treasury Shares
                    ----------------------  ----------------------    Paid-in      Earnings       --------------------
                      Shares       Amount     Shares       Amount     Capital      (Deficit)       Shares      Amount       Total
                    ----------    --------  ----------    --------   ----------   -----------     -------    ---------  -----------
Balance,
  January 1, 2004           --    $     --  10,560,296    $ 10,561   $3,254,320   $(1,334,650)    183,533    $(447,300) $ 1,482,931
Conversion of
  promisory note            --          --      25,000          25        6,225            --          --           --        6,250
Repurchase of
  treasury stock            --          --          --          --           --            --   2,859,919     (571,984)    (571,984)
Shares Retired              --          --  (2,945,819)     (2,946)  (1,009,518)           --  (3,009,352)   1,012,464           --
Net loss                    --          --          --          --           --      (748,469)         --           --     (748,469)
                    ----------    --------  ----------    --------   ----------   -----------     -------    ---------  -----------
Balance,
  December 31, 2004         --    $     --   7,639,477    $  7,640   $2,251,027   $(2,083,119)     34,100    $  (6,820) $   168,728
Shares issued               --          --     102,500         103       10,097            --          --           --       10,200
Shares acquired
  and retired               --          --    (206,721)       (207)     (19,106)           --     (34,100)       6,820      (12,493)
Net Income                  --          --          --          --           --       712,821          --           --      712,821
                    ----------    --------  ----------    --------   ----------   -----------     -------    ---------  -----------
Balance
  December 31, 2005         --    $     --   7,535,256    $  7,536   $2,242,018   $(1,370,298)         --    $      --  $   879,256
                    ==========    ========  ==========    ========   ==========   ===========     =======    =========  ===========

                             See accompanying notes

                      Global Entertainment Holdings/Equities, Inc.
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 2005 and 2004

                                                           2005           2004
                                                        -----------    -----------
Cash Flows from Operating Activities:
   Net Income (loss)                                     $  712,821    $  (748,469)

   Adjustments to reconcile net Income (Loss) to
    Net Cash Provided by Operating Activities:
        Depreciation and amortization                       639,613      1,078,473
        Uncollectible Fees (recovered) written off          (20,617)        43,372
        Loss on disposal of property                         33,313         20,556
        Write off of prior year development costs
           deemed obsolete                                  186,563             --
        Gain on settlement of long term debt                (10,810)            --
        (Settlement) estimated loss on
          internet security project                        (116,942)       241,436
    Change in Operating Assets and Liabilities:
        Accounts receivable                                 386,885        141,197
        Prepaid expenses                                      8,361         (7,471)
        Other current assets                                  1,060          7,994
        Other assets                                         (3,082)         7,784
        Accounts payable and accrued expenses                (1,634)      (153,042)
        Deferred rent                                       (19,995)       (23,325)
        Customer Deposits, net                              597,875             --
                                                        -----------    -----------
   Net cash provided by operating activities              2,393,411        608,505
                                                        -----------    -----------

Cash Flows from Investing Activities:
    Purchase of equipment                                  (284,823)      (133,611)
    Development of software                              (1,361,454)      (433,704)
                                                        -----------    -----------
Net cash used in investing activities                    (1,646,277)      (567,315)
                                                        -----------    -----------
Cash Flows from Financing Activities:
    Payments on capital lease obligations                   (95,504)       (76,464)
    Proceeds from notes payable                              50,000        663,364
    Payments on notes payable                              (830,069)      (629,529)
    Issuance of common stock                                 10,200             --
    Acquisition of Treasury Stock                           (12,493)      (200,000)
                                                        -----------    -----------
Net cash used in financing activities                      (877,866)      (242,629)
                                                        -----------    -----------
Net (decrease) increase in cash and
   cash equivalents                                        (130,732)      (201,439)

Cash and Cash Equivalents - Beginning of Year               233,456        434,895
                                                        -----------    -----------
Cash and Cash Equivalents - End of Year                 $   102,724    $   233,456
                                                        ===========    ===========

                             See accompanying notes.

                  Global Entertainment Holdings/Equities, Inc.
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 2005 and 2004

                                                        2005           2004
                                                     -----------    -----------
Supplemental Disclosures of Cash Flow Information:

Cash paid for interest                               $    73,349    $   110,593
                                                     ===========    ===========

Schedule of Noncash Investing and Financing Transactions

During the year ended December 31, 2005 and 2004, the Company had the following noncash investing and financing activities:

Acquisition of property and equipment through
  long-term debt and capital lease obligations       $        --    $   296,974
                                                     ===========    ===========

Treasury stock acquired through long-term debt       $        --    $   400,911
                                                     ===========    ===========

Retirement of treasury stock                         $    19,313    $ 1,012,464
                                                     ===========    ===========
Conversion of promissory note to
  common stock                                       $        --    $     6,250
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

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies and General Matters
         --------------------------------------------------------------

         Organization and Description of Business
         ----------------------------------------

Global Entertainment Holdings/Equities, Inc. (the Company) was incorporated on July 10, 1997, under the laws of the state of Colorado. The Company is engaged in the conception and creation of digital entertainment software programs for the gaming and wagering industry. The majority of the Company's licensees operate in the Netherlands Antilles. The Company does not engage in any gaming or wagering activities.

         Principles of Consolidation
         ---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, IGW Software, N.V. (IGW), a Netherlands Antilles Corporation and Prevail Online, Inc. (Prevail). All significant inter-company transactions and balances have been eliminated in consolidation.

              Liquidity
              ---------

The Company has incurred substantial losses in prior years. Historically, the Company has relied on operating cash flows for its liquidity. The Company has a working capital deficiency of $932,879. Debt payments of $131,937 and capital lease obligations of $64,109 are due within the next year. Management has implemented various cost saving programs as a result of these factors and believes that third and related party financing will be available to enable the Company to continue as a going concern. In early 2006, the Company obtained a $200,000 loan from one of its shareholders to cover the Company's working capital needs.

As a result of the foregoing, management has, from time-to-time considered, and expects to continue to consider, strategic alternatives to maximize shareholder value. In accordance with this strategy, the Company recently entered into a non binding letter of intent with Bayshore Media Group, Inc., a recently organized Nevada company. The primary asset of Bayshore Media Group consists of the exclusive rights to fourteen full length feature films. The Company is considering a proposal to acquire all of the outstanding common stock of Bayshore Media Group from its shareholders in exchange for shares of its restricted common stock. Concurrent with the proposed acquisition, the Company would sell all of its assets to its chief executive officer and a group of shareholders of the Company in consideration of these related parties returning shares of outstanding common stock to treasury. Such shares would be cancelled. Completion of the proposed transaction is subject to certain conditions, including but not limited to, satisfactory completion of due diligence, approval of each company's board of directors, clearing any regulatory issues and approval by the Company's shareholders.

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

During the year ended December 31, 2005 and 2004, the Company derived its software licensing fee revenue primarily from one customer. The loss of this customer could adversely impact the Company's ability to continue as a going concern.

The Company places its cash with financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Additionally, the Company maintains approximately $27,000 in foreign bank accounts, which are not covered by the Federal Deposit Insurance Corporation.

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

         Research and Development - Software Capitalized Costs
         -----------------------------------------------------

The Company follows the guidance provided in Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86") regarding the accounting for the costs of developing its products. Purchased software (i.e., software acquired from a third party) is recorded at the lower of acquisition cost or net realizable value. The Company develops software for licensing to its customers and capitalizes software development costs when technological feasibility has been established. Technological feasibility generally occurs at the time a detailed plan is available and programming of the software code may begin. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the projects, other direct and indirect costs associated with those salaries and benefits, internal and external quality assurance testing costs and the costs of outsourced development activities and independent product testing and certification labs. Software development costs not qualifying for capitalization are expensed and classified as maintenance expense in the cost of revenue. Product development expense and the capitalization rate will fluctuate from period to period depending upon the number and status of software development projects that are in process and the related number of people assigned to those projects. Impairment will be recognized in the period when impairment is deemed by management to have occurred (see note 3 to the audited financial statements).

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

            Impairment of Long-Lived Assets
         -------------------------------

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets, including property and equipment, be reviewed for impairment whenever events or changes in circumstances indicated that their carrying amount may not be recoverable. The Company assesses its use of the asset and records impairment losses when this amount is less than the carrying amount. Impairment losses are recorded for the excess of the assets' carrying amount over their fair value, which is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by management at the date of the impairment review. For the year ended December 31, 2004, management's impairment review resulted in an impairment loss of $124,494, which is included in the general and administrative expenses in the accompanying financial statements.

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

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies and
         General Matters (Continued)
         -----------------------------------------------------------------------

         Advertising
         -----------

Advertising expenses are charged to operations during the period which they are incurred. The Company expensed Advertising and Marketing expenditures in the amount of $163,413 and $100,870 for the years ended December 31, 2005 and 2004, respectively. These amounts are included in selling expense.

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

         Recent Accounting Pronouncements
         --------------------------------

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement, for small business issuers is effective as of the first reporting period that begins after December 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal

                       GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies and
         General Matters (Continued)
         -----------------------------------------------------------------------

year 2006. The Company has determined that the adoption of the provisions of SFAS 123(R) will not have a material impact on the Company's financial position or results of operations.

In June of 2005, the FASB issued Statement of Financial Accounting Standards No. 154, ("SFAS 154"), "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods' financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Note 2 - Property, Equipment and Depreciation
         ------------------------------------

Property and equipment are depreciated over the estimated useful life of the asset using the straight line method of depreciation. At December 31, 2005, the Company had property and equipment as follows:

                                                                   Estimated
                                                                  Useful Lives
                                                    2005            (Years)
                                                -----------       ------------

         Computer Equipment                     $ 2,333,059               3
         Furniture and Fixtures                     262,028               3
         Equipment under capital leases             257,023               3
         Office Improvements                         22,981               3
         Other                                      234,882               3
                                                -----------
                                                  3,109,973

         Less: accumulated depreciation and
         amortization                            (2,653,909)
                                                -----------

                                                $   456,064
                                                ===========

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 2 - Property, Equipment and Depreciation (continued)
         -----------------------------------------------------------------------

Depreciation expense for the years ended December 31, 2005 and 2004, was $394,561 and $441,510, respectively and is included in general and administrative expenses. Amortization expense of equipment under capital leases for the years ended December 31, 2005 and 2004, amounted to $86,659 and $85,674, respectively. Accumulated amortization of equipment under capital leases amounted to $202,180 as of December 31, 2005.

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

As of December 31, 2005, the software developed for licensing is comprised of the following:

                                                                   Estimated
                                                                  Useful Lives
                                                    2005            (Years)
                                                -----------       ------------
         Proprietary software                     3,978,803               3
         Less accumulated amortization           (2,460,329)
                                                -----------
                                                $ 1,518,474
                                                ===========

During the years ended December 31, 2005 and 2004, the Company capitalized $1,361,454 and $433,704, respectively in Proprietary Software primarily for the new project software that IGW is developing. These capitalized expenses will be amortized over a three year period. Amortization expense for the years ended December 31, 2005 and 2004, was $158,390 and $551,289, respectively, and is included in cost of sales. Additionally, during the development process of Elements, the Company determined that some of the technology used in the early stages of the development process was deemed obsolete, and therefore during 2005 the Company wrote off $186,563 of previously capitalized development costs.

                      GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 4 -  Long-Term Debt

         The Company has the following long-term obligations:
                                                                      2005
                                                                    --------
         Notes to shareholders, payable in monthly
         installments, bearing interest at 15% and
         due in various dates ranging from June to
         August 2006                                                $ 59,453

         Notes to former shareholder related to the
         settlement agreement, payable in monthly
         installments, bearing interest at 10% due in
         April 7, 2006
                                                                      72,484
                                                                    --------
                                                                     131,937
         Less current portion                                        131,937
                                                                    --------

         Long-term debt                                             $    -0-
                                                                    ========

Note 5 - Capital Lease Obligations
         -------------------------

The Company leases certain equipment under non-cancelable capital lease agreements expiring in various dates through 2006, with interest rates ranging from 10% to 12%. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2005:

         Year ending December 31, 2006
         Future minimum lease payments                      $ 69,286

         Less: amounts representing interest                   5,177
                                                            --------

         Present value of minimum lease payments              64,109

         Less: current portion                                64,109
                                                            --------

         Long term portion of capital lease obligations     $    -0-
                                                            ========

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 6 - Stock Options
         -------------

During 2005 and prior, the Company granted stock options to certain key and other company employees pursuant to the Company's Stock Option Plan. Stock issued to employees and directors have been recorded at the intrinsic value, if any, in accordance with APB 25.

The following information is presented with respect to the Company's stock options:
                                             Number of                Remaining
                                             Shares         Average  Contractual
                                              Under         Exercise   Average
                                             Option          Price      Life
                                            ---------      --------  -----------
         Outstanding at December 31, 2003   1,960,385           .87
            Granted                           228,250           .10       9
            Expired or cancelled             (147,000)         2.09
                                            ---------
         Outstanding at December 31, 2004   2,041,635           .70
            Granted                           440,778           .15      10
            Exercised                          (2,500)         0.08
            Expired or cancelled           (1,089,389)         1.02
                                            ---------
         Outstanding at December 31, 2005   1,390,524           .30
                                            =========

The exercise price and expiration dates of the outstanding granted and outstanding as of December 31, 2005 are as follows:

                                      Total       Exercise
                   Year              Options       Price         Expiration Date
                   ----            ---------      --------     -----------------
                   1998              157,875        $0.50      December 31, 2008
                   1999               201,038       $0.50      December 31, 2009
                   2001               110,000       $0.71      December 31, 2011
                   2002               130,500       $0.50      December 31, 2012
                   2003               132,083       $0.08      December 31, 2013
                   2004               200,250       $0.10      December 31, 2014
                                       18,000       $0.15      December 31, 2014
                   2005               440,778       $0.15      December 31, 2015
                                   ---------
                   Total           1,390,524
                                   =========

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements


Note 6 - Stock Options (Continued)
         -------------------------

Had compensation expense been recorded for the Company's awards based on fair value as calculated using the "Black Scholes" Model at the grant dates consistent with the methodologies of SFAS No. 123, the Company's reported net income (loss) available to common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

         For the years ended December 31:          2005          2004
                                              -------------    -----------

         Net income (loss) available to
           common shareholders:
            As reported                       $     712,821   $   (748,469)
            Deduct stock based compensation         (61,838)       (33,974)
                                              -------------    -----------
            Pro forma                         $     650,983   $   (782,443)
                                              =============    ===========

         Basic earnings (loss) per share:
            Common share as reported                   0.09          (0.08)
            Common share pro forma                     0.08          (0.09)

         Diluted earnings (loss) per share:
            Common share as reported                   0.08          (0.08)
            Common share pro forma                     0.08          (0.09)

Under SFAS 123, the value of options granted during 2005 and 2004 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate 4.6% for 2005 and 4% for 2004, dividend yield - 0% for 2005 and 2004, volatility 177.2% and 161.9% for 2005 and 2004, and a remaining life of the option ranging from 6 to 10 years for 2005 and 2004.

Note 7-  Earnings Per Share
         ------------------

Earnings per share has been calculated in accordance with SFAS No. 128. Basic earnings (loss) per share is computed by dividing the earnings and losses allocated to each class of equity by the weighted average number of shares outstanding for each class during the period. Diluted earnings (loss) per share is computed the same as basic earnings (loss) per share except the denominator is adjusted for the effect of common share equivalents outstanding during the period if their effect is dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share for the years indicated:

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 7- Earnings Per Share (continued)
        ------------------------------

                                                        2005           2004
                                                     ----------     ----------
     Net Income (Loss)                               $  712,821     $ (748,469)
                                                     ----------     ----------

     Weighted-average common stock shares used
       to compute basic net income (loss) per share   7,670,483      8,919,832
     Effect of dilutive common stock equivalents:
         Options to purchase common stock               791,111             --
         Warrants to purchase common stock               35,000             --
                                                     ----------     ----------
     Weighted-average common stock shares used
       to compute diluted net income (loss)           8,496,594      8,919,832
                                                     ----------     ----------
     Net income (loss) per share basic               $     0.09     $    (0.08)
                                                     ----------     ----------
     Net income (loss) per share diluted             $     0.08     $    (0.08)
                                                     ----------     ----------

Common stock options and warrants are excluded from diluted loss per share for the year ended December 31, 2004, as their inclusion would be anti-dilutive.

At December 31, 2004 the Company had no convertible instruments that could create a dilutive effect on outstanding shares.

Note 8 - Income Taxes
         ------------

         The Company's tax expense differs from the "expected tax expense for the year ended December 31, 2005 and 2004(computed by applying the Federal and State corporate tax rate of 38.6%), as follows:


                                                              2005       2004
                                                           ---------  ---------

         Computed "expected" tax benefit (expense)         $(275,133) $ 254,479
         Effect of income of foreign subsidiary
           taxed at foreign tax rate                         301,918   ( 15,668)
         Change in valuation allowance                       (26,785)  (238,811)
                                                           ---------  ---------
         Income tax expense                                $      --  $      --
                                                           =========  =========

                       GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 8 -  Income Taxes (Continued)
          ------------------------

          The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows at December 31:

                                                2005           2004
                                            -----------    -----------
          Net operating loss carryforwards   $ 1,404,037    $ 1,377,252
          Deferred tax valuation allowance    (1,404,037)    (1,377,252)
                                             -----------    -----------

          Deferred tax asset                 $        --    $        --
                                             ===========    ===========

As of December 31, 2005, the Company had net operating loss carryforwards of approximately $4,239,800 for income tax purposes. The losses expire in various dates ranging from 2008 through 2025.

Note  9 - Operating Leases
          ----------------

The Company leases its office facilities and computer equipment under various operating leases expiring on various dates through June 2008. In addition, the Company leases server space under an operating lease agreement expiring in June 2006 and an operating lease agreement expiring December 31, 2006. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005:

          Year ending December 31,
          ------------------------
                    2006                            230,300
                    2007                            143,200
                    2008                             72,500
                                                 ----------
          Total minimum lease payments           $  446,000
                                                 ==========

          Rent expense for the years ended December 31, 2005 and 2004 amounted to approximately $223,000 and $221,000, respectively. In connection with its office lease, at December 31, 2005 the Company has a certificate of deposit that serves as collateral for an outstanding letter of credit in favor of the lessor. The certificate of deposit is included in other assets in the accompanying financial statements.

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 10 - Commitments and Contingencies
          -----------------------------

          Employment Agreements
          ---------------------

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

Also, the Company has an agreement with an information technology firm to provide oversight and management of the company's information systems and development activities. The individual performing the services is a shareholder. The agreement provides for payments of $10,000 per month.

          Legislative Risks and Uncertainties
          -----------------------------------

The Company and its subsidiaries are not directly involved in internet gaming. However, the Company has software licensing agreements with licensees who are involved in internet gaming. Some governmental jurisdictions have adopted or are in the process of reviewing legislation to regulate or prohibit internet gaming. The uncertainty surrounding the regulation or prohibition of internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

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

                   GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 10 - Commitments and Contingencies (continued)
          -----------------------------------------

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


Note 11 - Related Party Transactions
          --------------------------

The total amount of interest paid on shareholder debt and charged to operations to related parties during 2005 and 2004 totaled approximately, $24,700 and $34,000, respectively.


Note 12 - Customer Deposits
          -----------------

During the year ended December 31, 2005, the Company received $550,000 in deposits from one Licensee and $194,875 in deposits and advance payments from a new licensee. Under the terms of the deposits with its Licensee, $275,000 is payable to the Licensee within six months of acceptance of the Company's release of its new software, Elements. Additionally, $174,375 of advance payments will be recognized as income on the release of Elements. The balances of all deposits are due on termination of the software licensing agreements.

Note 13 - Settlement of Estimated Loss on Internet Security Service Project
          -----------------------------------------------------------------

During the year ended December 31, 2004, the Company invested funds in an Internet Security Service Project. In connection with this project, the Company acquired computer equipment and software and entered into various contracts for bandwidth, network management and hosting facilities with a remaining contractual obligation of fifteen months as of December 31, 2004. During the fourth quarter ended December 31, 2004, the Company determined that the costs associated with this activity would likely exceed the future benefits. In the year ending December 31, 2004, the Company recognized the losses associated with the cancellation of contractual obligations and the impairment losses related to the computer equipment and software. In May and June of this year, the Company reached settlements with the former vendors involved at amounts below what had been estimated, and accordingly, a recovery on the obligation established at December 31, 2004, has been presented as a negative amount in the general and administrative expenses in the statement of operations for the year ended December 31, 2005.

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          Notes to Financial Statements

Note 14 - Segment Information
          -------------------

The Company has adopted FASB Statement No. 131, "Disclosures About Segments of a Business Enterprise and Related Information." The Company is managed in two geographical Segments; The United States of America and Curacao, Netherlands Antilles.

                                                                     Software
                                                                    Development
                                                   Management      (Netherlands
                                                      (USA)          Antilles)         Total
                                                 --------------    ------------     -----------
          December 31, 2005

              Revenues                            $        --      $ 4,235,977      $ 4,235,977
              Operating Income (Loss)(1)                4,131          794,675          798,806
              Total Assets                            323,010        2,035,040        2,358,050
                Depreciation and Amortization          84,983          554,630          639,613

          December 31, 2004

              Revenues                            $    10,750      $ 4,185,092      $ 4,195,842
              Operating Income (Loss)(1)            2,032,962       (2,654,436)        (621,474)
              Total Assets                            407,476        1,667,125        2,074,601
                Depreciation and Amortization         164,461          914,012        1,078,473

------------
(1) Operating income (loss) by segment is net of management fees charged between the companies