Form 10QSB
period 2006-03-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2006-05-16
CIK 1096050

================================================================================

                          U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 2006.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

As of May 12, 2006, there were 7,555,244 outstanding shares of the issuer's common stock, par value $0.001.

    Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

================================================================================

                                      INDEX

                                                                        Page No.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - March 31, 2006 (Unaudited)
           And December 31, 2005...............................................3

         Consolidated Unaudited Statements of Operations - For the
           Three Months Ended March 31, 2006 and March 31, 2005................4

         Consolidated Unaudited Statements of Cash Flows - For the
           Three Months Ended March 31, 2006 and March 31, 2005................5

         Notes to Consolidated Unaudited Financial Statements..................6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................10

ITEM 3.  CONTROLS AND PROCEDURES..............................................14


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................15

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS.............................................................15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................15

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS....................15

ITEM 5.  OTHER INFORMATION....................................................15

ITEM 6.  EXHIBITS.............................................................15

SIGNATURES....................................................................16

         CERTIFICATIONS

                        PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.


           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets

                                                    As of March 31,   As of December 31,
                                                        2006               2005
                                                     (unaudited)       (see Note 2)
                                                     -----------       -----------
                                   A S S E T S

Current Assets:
    Cash                                             $   569,376       $   102,724
    Accounts receivable net of
      allowance for doubtful accounts                    149,491            86,026
    Prepaid expenses                                      46,221            56,604
    Other current assets                                   3,763             5,061
                                                     -----------       -----------
        Total Current Assets                             768,851           250,415

Property & Equipment
    Office Improvements                                   22,981            22,981
    Computer Equipment                                 2,595,662         2,590,082
    Furniture & Fixtures                                 265,876           262,028
    Other                                                237,946           234,882
                                                     -----------       -----------
                                                       3,122,465         3,109,973
    Less accumulated depreciation                      2,728,943        (2,653,909)
                                                     -----------       -----------
        Total Property & Equipment                       393,522           456,064

Other Assets
    Software developed for licensing, net              1,979,862         1,518,474
    Other assets                                         133,098           133,097
                                                     -----------       -----------
        Total Other Assets                             2,112,960         1,651,571
                                                     -----------       -----------
        Total Assets                                 $ 3,275,333       $ 2,358,050
                                                     ===========       ===========


                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
    Current portion of long term debt                $   296,632       $   131,937
    Accounts payable and accrued expenses                544,931           436,217
    Customer deposit                                     949,375           449,375
    Current portion of capital lease
      obligation                                          38,303            64,109
    Income Taxes Payable to foreign
      jurisdiction                                        84,802            84,802
    Deferred Rent                                         15,104            16,854
                                                     -----------       -----------
        Total Current Liabilities                      1,929,147         1,183,294
                                                     -----------       -----------

Customer deposits                                        295,500           295,500

                                                     -----------       -----------
        Total Liabilities                              2,224,647         1,478,794
                                                     -----------       -----------

Stockholders' Equity
    Preferred Stock, 25,000,000 Shares Authorized,
        None Issued                                           --                --
    Common Stock, 100,000,000 Shares Authorized
    Par Value of $.001; 7,755,256 and 7,535,256
    issued and outstanding, respectively                   7,556             7,536
    Additional paid in capital                         2,259,448         2,242,018
    Accumulated deficit                               (1,216,318)       (1,370,298)
                                                     -----------       -----------
        Stockholders' Equity                           1,050,686           879,256
                                                     -----------       -----------
        Total Liabilities and
              Stockholders' Equity                   $ 3,275,333       $ 2,358,050
                                                     ===========       ===========

              See accompanying summary of accounting principles and
                   notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 For the Three Months Ended
                                                          March 31
                                                 --------------------------
                                                     2006          2005
                                                 -----------    -----------
Total Revenues                                   $ 1,035,754    $ 1,056,425

Cost of Sales                                        401,731        407,684
                                                 -----------    -----------

          Gross Profit                               634,023        648,741

Expenses
    Depreciation & Amortization                       11,217        144,059
    Occupancy costs                                   60,802         57,276
    Professional Fees                                 67,818         19,916
    Financial & Investor Relations                    16,651          9,619
    Administrative Expenses                           98,008         86,135
    Advertising and Marketing                         78,628         49,336
    Wages and Salaries                               139,557        127,175
                                                 -----------    -----------
          Total Expenses                             472,681        493,516
                                                 -----------    -----------
Income from Operations                               161,342        155,225

Other Income(Expenses)
    Interest(Expense)                                 (9,369)       (29,341)
    Interest Income                                    1,998            828
    Other Income(Expense)                                  9             --
                                                 -----------    -----------
          Total Other Income (Expenses)               (7,362)       (28,513)
                                                 -----------    -----------

    Income Before Taxes                              153,980        126,712
                                                 -----------    -----------
          Net Income                             $   153,980    $   126,712
                                                 ===========    ===========

    Basic and Diluted Earnings Per Share:
      Basic Income Per share                     $      0.02    $      0.02
      Diluted Income Per Share                   $      0.02    $      0.01


    Basic and Diluted Weighted Average Shares:
      Basic                                        7,536,618      7,641,134
      Diluted                                      7,984,942      8,615,963










              See accompanying summary of accounting principles and
                   notes to consolidated financial statements.

           GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES
                            Statements of Cash Flows
                                   (Unaudited)


                                                     For the Three Months Ended
                                                              March 31
                                                      ----------------------
                                                        2006            2005
                                                      ---------    ---------
Cash Flows from Operating Activities
    Net Income                                        $ 153,980    $ 126,712

    Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities;
         Depreciation and Amortization                  111,719      188,266
         (Gain) Loss on disposal of fixed assets             (9)      10,475
       Option Expense                                     8,700           --
    Change in Operating Assets & Liabilities
        Accounts Receivable                             (63,465)      74,615
        Prepaid Expenses and other assets                11,681      (16,184)
        Accounts Payable and Accrued Expenses           108,714       54,954
        Deferred Rent                                    (1,750)     (14,744)
        Other                                                --       11,433
        Customer Deposits                               500,000           --
                                                      ---------    ---------
         Net Cash Provided By
             Operating Activities                     $ 829,570    $ 435,527
                                                      ---------    ---------
Cash Flows from Investing Activities
    Purchase of equipment and software                  (16,014)     (40,659)
    Development of software                            (494,843)    (289,981)
    Proceeds on disposal of equipment                       300           --
                                                      ---------    ---------

         Net Cash (Used) in Investing Activities      $(510,557)   $(330,640)
                                                      ---------    ---------
Cash Flows from Financing Activities
   Payments on capital lease obligations                (25,806)     (22,007)
   Proceeds from notes payable                          245,000       50,000
   Payment on Notes Payable                             (80,305)    (181,546)
   Issuance of Common Stock                               8,750       10,000
                                                      ---------    ---------
     Net Cash Provided By (Used In)
         Financing Activities                         $ 147,639    $(143,553)
                                                      ---------    ---------
     Increase (Decrease) in Cash & Cash Equivalents     466,652      (38,666)
     Cash & Cash Equivalents at Beginning of Period     102,724      233,456
                                                      ---------    ---------
     Cash & Cash Equivalents at End of Period         $ 569,376    $ 194,790
                                                      =========    =========

Disclosures from Operating Activities:
    Interest Expense                                  $   9,369    $  29,341


              See accompanying summary of accounting principles and
                   notes to consolidated financial statements.

                 GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


NOTE 1 - GENERAL

Global Entertainment Holdings/Equities, Inc. (the Company), was incorporated on July 10, 1997, in Colorado as Masadi Resources, Inc. On February 10, 1998, the name was changed to International Beverage Corporation. On August 27, 1998, International Beverage Corporation merged with Global Entertainment Holdings/Equities, Inc., and subsequently the surviving corporation became known as Global Entertainment Holdings/Equities, Inc.

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

Liquidity

The Company has incurred substantial losses in prior years. Historically, the Company has relied on operating cash flows for its liquidity. The Company has a working capital deficiency of $1,160,296. Debt payments of $296,632 and capital lease obligations of $38,303 are due within the next year. Management has implemented various cost saving programs as a result of these factors and believes that third and related party financing will be available to enable the Company to continue as a going concern. During this period, the Company obtained a $200,000 loan from one of its shareholders and a $45,000 loan from its CEO to cover the Company's working capital needs.

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The December 31, 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements and notes in the Form 10KSB for the year ended December 31, 2005.


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


NOTE 4- DEBT

The Company has the following obligations:

                                          March 31, 2006    December 31, 2005
Notes to shareholders, payable in
monthly installments, bearing interest
at 15% and due in various dates ranging
from June to August 2006                     $  33,285          $  59,453

Note to shareholder, payable interest
only at 12% in monthly installments,
principal due in full August, 2006             200,000                 --

Note to related party due on demand,
bearing interest at 15%                         45,000                 --

Notes to former shareholder related to
the settlement agreement, payable in
monthly installments, bearing interest
at 10% due on April 7, 2006                     18,347             72,484
                                            ----------          ---------
                                            $  296,632          $ 131,937
Less current portion                           296,632            131,937
                                            ----------          ---------
Long-term debt                              $      -0-          $     -0-
                                            ==========          =========

NOTE 5 - INCOME TAXES

No provision for income taxes has been reflected for the three months ended March 31, 2006 as the company has sufficient net operating loss carry forwards to offset taxable income. As of March 31, 2006, the valuation allowance offsets the total net deferred tax asset balance.

NOTE 6 - STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instrument or that may be settled by the issuance of those equity instruments. This statement require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

SFAS No. 123R is effective for all awards granted on or after December 15, 2005 and for awards modified, repurchased, or cancelled after that date. SFAS 123R requires that compensation cost be recognized on or after the effective date for the unvested portion of outstanding awards, as of the effective date, based on the grant-date fair value of those awards calculated under SFAS No. 123, "Accounting for Stock-Based Compensation." Share-based compensation expenses include the impact of expensing the fair value of stock options as well as expenses associated with non-vested share awards. The Company adopted the provisions of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method.

Prior to December 15, 2005, the Company applied the intrinsic-valued based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, including FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". Under this methodology, the Company adopted the disclosure requirements of SFAS No. 123, and recognized compensation expense only if, on the date of grant, the market price of the underlying stock exceeded the exercise price.

On December 31, 2005, the Company granted stock options and accordingly has adopted the modified prospective transition method and determines fair value using the Black-Scholes valuation method. Accordingly, prior periods have not been restated to reflect stock-based compensation under SFAS 123(R). The Company recorded the following amounts of stock-based compensation for the three months ended March 31, 2006:

        General and administrative expenses                  $   8,700

No income tax benefit has been recorded as the Company has a full valuation allowance and management has concluded that it is more likely than not that the net deferred tax asset will not be realized. As of March 31, 2006, there was approximately $96,000 of total unrecognized compensation costs related to stock options granted on December 31, 2005. These costs are expected to be recognized over a 4-year period.

Estimated fair value of options granted during 2005 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate 4% for 2005, dividend yield - 0% for 2005, volatility 161.9% for 2005, and a remaining life of the options ranging from 6 to 10 years for 2005. There were no options granted during the three month period ending March 31, 2006.

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 as if the fair valued based methodology prescribed by SFAS 123 had been applied to all outstanding and unvested awards:


    For the period ended March 31:                   2005
                                                   ---------
    Net income available to common shareholders:
      As reported                                  $ 126,712
      Deduct stock based compensation                 (6,698)
                                                   ---------
      Pro forma                                    $ 120,014
                                                   ---------

    Basic earnings per share:
      Common share as reported                          0.02
      Common share pro forma                            0.02

    Diluted earnings per share:
      Common share as reported                          0.02
      Common share pro forma                            0.02


NOTE 7 - ECONOMIC DEPENDENCE

One licensee accounted for 100% of consolidated net revenues for the three month period ended March 31, 2006 and 2005. The loss of this licensee would jeopardize our ability to continue as a going concern.

NOTE 8 - SEGMENT INFORMATION

The Company groups its business into two geographic segments; The United States of America and Curacao, Netherlands Antilles.


                                         Development      Software
                                          Management    (Netherlands
                                        Services (USA)    Antilles)     Total
                                        --------------  ------------  ----------

March 31, 2006

          Revenues                        $       --    $1,035,754    $1,035,754
          Operating Income(Loss)             (32,030)      193,372       161,342
          Total Assets                       271,674     3,003,659     3,275,333
          Depreciation and Amortization       22,625        89,094       111,719

March 31, 2005

          Revenues                        $   18,000    $1,038,425    $1,056,425
          Operating Income(Loss)             (53,873)      209,098       155,225
          Total Assets                       426,895     1,671,075     2,097,970
          Depreciation and Amortization       42,900       145,366       188,266


NOTE 9 - CUSTOMER DEPOSITS

During the three months ended March 31, 2006, the Company received $500,000 in deposits from its Licensee. This deposit is to be applied toward the purchase of software code by the licensee. The terms of this purchase have not been finalized.

During the year ended December 31, 2005, the Company received $550,000 in deposits from its Licensee. Under the terms of the deposits with its Licensee, $275,000 is payable to the Licensee within six months of acceptance of the Company's release of its new software, Elements. The balance is due on termination of the software licensing agreement.

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

Prevail Online, Inc., ("Prevail") our wholly owned subsidiary, a Colorado corporation, is inactive and during the three months ended March 31, 2006, had no revenues.

We have created a suite of gaming software products to offer our licensees better risk management, ease of use and a back office product that simplifies player and gaming oversight. Our software offers a fully automated online entertainment experience for the licensee's player. Our online Sportsbook, Racebook and Casino software systems are complemented by the player Loyalty software, the Webmaster Affiliate software, wireless access, Interactive Poker and the Call Center software. All software products are integrated, enabling players to access all of an operator's affiliated websites seamlessly, using a single account. This integrated feature results in higher revenues for our licensees, as a result of giving players easier access to a larger variety of activities. However, see the following discussion regarding our outlook.

Outlook
-------

While we have had limited success in reducing our operational expenses and we continue to examine ways to reduce costs on a going-forward basis, as a public company we are constantly faced with increasing costs and expenses to comply with SEC reporting obligations. We will be required in fiscal 2007 to comply with the new annual internal control certification pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. We expect that these and other compliance costs of a public company will increase significantly. In addition, our stock has historically been, and continues to be, relatively thinly traded, providing little liquidity for our shareholders. As a result of the foregoing, we have, from time-to-time considered, and expect from time-to-time to continue to consider strategic alternatives to maximize shareholder value. In accordance with this strategy, we recently entered into a non binding letter of intent with Bayshore Media Group, Inc., a recently organized Nevada company. The primary asset of Bayshore Media Group consists of the exclusive rights to fourteen full length feature films. We are considering a proposal to acquire all of the outstanding common stock of Bayshore Media Group from its shareholders in exchange for shares of our restricted common stock. Concurrent with the proposed acquisition, we would sell all of our assets to our chief executive officer and a group of shareholders of our company in consideration of these related parties returning shares of our outstanding common stock to our company's treasury. Such shares would be cancelled. Completion of the proposed transaction is subject to certain conditions, including but not limited to, satisfactory completion of due diligence, approval of each company's board of directors, clearing any regulatory issues and approval by our shareholders.



Results of Operations
---------------------

Revenues for the three months ended March 31, 2006 and 2005 were composed of the following elements:

                                        2006         2005
                                     ----------   ----------
           Recurring Licensing Fees  $  776,512   $  884,866
           Initial License Fees              --        2,000
           Hosting Services             176,588      164,559
           Custom Development
              and other income           82,654        5,000
                                     ----------   ----------
                Total                $1,035,754   $1,056,425

Recurring licensing fee income decreased twelve percent to $776,512 from $884,866 for the three months ending March 31, 2006 compared to 2005. The difference resulted from a contractual change in our fee structure to our licensee. Initial licensing fees represent amounts assessed on new installations for the implementation of our products. Hosting Services increased $12,029 to $176,588 for the three months ending March 31, 2006 compared to $164,559 for the three months ending March 31, 2005. This increase is from an increase in bandwidth purchased by our licensee.

The following amounts composed cost of sales for each period:


                                               2006           2005
                                            ---------      ---------
Amortization of Proprietary Software       $  100,473     $   45,851
Bandwidth and network charges                 112,135         90,277
Software support and maintenance               39,887         59,387
Salaries                                      149,236        212,169
                                            ---------      ---------
    Total                                  $  401,731     $  407,684


Cost of sales represented 38.7 percent of sales for the three months ended March 31, 2006, compared to 38.6 percent for the three months ended March 31, 2005. Software support and maintenance decreased $19,500 from $59,387 for the three months ending March 31, 2005, to $39,887 for the three months ending March 31, 2006. This decrease occurred as a result of reduced hosting facility costs over the prior year period.

Expenses decreased $29,535 from $493,516 for the three months ended March 31, 2005, to $472,681 for the three months ended March 31, 2006. This decrease resulted from reduced depreciation and amortization expense. Professional fees increased as a result of additional legal and accounting expenses in connection with the proposed reverse merger transaction. Advertising and Marketing expenses increased $29,292 in this period over the same period last year as part of our efforts to expand sales. Administrative expenses increased $11,873 from $86,135 for the three months ending March 31, 2005 to $98,008 for the three months ending March 31, 2006, as a result of increased expenses in our data processing department and higher public relation costs.

Interest expense decreased $19,972 from $29,341 for the period ending March 31, 2005 to $9,369 for the period ending March 31, 2006. The decrease resulted from debt paydown as the loans reached their maturity dates.

Although revenues decreased $20,671 during the current three month period ending March 31, 2006 compared to the same period ending March 31, 2005, net income increased $27,268 period on period. This increase in income can be summarized as resulting from reduced amortization of proprietary software and reduced interest expense.



Liquidity and Capital Resources
-------------------------------

Our principal source of short term liquidity is from operating cash flow. A substantial decrease in revenues could impact the funds from operating cash flow and jeopardize our ability to meet current obligations. We do not have a credit line or any alternative means of short term funding. However, on February 14, 2005, and on March 15, 2006 our President and CEO lent us $50,000 and $45,000, respectively, and on January 31, 2006 a shareholder lent us $200,000. These loans were for general working capital needs. The 2005 loan is due in eighteen equal installments of $3,119.24 and bears an annual interest rate of fifteen percent. The 2006 loan is due on demand and bears an annual interest rate of fifteen percent. At March 31, 2006, we had a negative working capital balance of $(1,160,296) compared to a negative working capital balance of $(932,879) at December 31, 2005.

                                         3/31/06         3/31/05
                                        --------        --------
Cash and cash equivalents               $569,376        $194,790
                                        ========        ========


Cash provided by operations             $829,570        $435,527
Cash used in investing activities       (510,557)       (330,640)
Cash provided by (used in) financing     147,639        (143,553)
                                        --------        --------
Net increase (decrease) in cash         $466,652       $ (38,666)
                                        ========        ========


Net cash provided by operating activities was $829,570 for the three months ended March 31, 2006 as compared to $435,527 provided by operations for the three months ended March 31, 2005. The primary source of cash in operations in the current period was receipt of customer deposit and an increase in accounts payable and accrued expenses, whereas for the same period in 2005 the primary source of cash from operations was in the receipt of accounts receivable.

Net cash used in investing activities in the amount of $510,557 and $330,640 for the three months ended March 31, 2006 and 2005, respectively, represented primarily the capitalization of software development costs in both periods.

Cash provided by financing activities amounted to $147,639, during the three months ended March 31, 2006, which primarily was derived from proceeds on notes payable. This compares to $143,553 used in financing activities during the three months ended March 31, 2005, which was used in the payment on notes payable.

Our cash balance at March 31, 2006 was $569,376. We believe that the cash on hand at March 31, 2006, along with cash generated from operations should be sufficient to meet our operating expenses and working capital needs through the end of 2006.

One licensee accounted for 100% of consolidated net revenues for the three month period ended March 31, 2006 and 2005. The loss of this licensee would jeopardize our ability to continue as a going concern.


Critical Accounting Policies and Estimates
------------------------------------------

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report filed in form 10-KSB for the year ended December 31, 2005. The accounting policies used in preparing our interim 2006 consolidated financial statements are the same as those described in our annual report.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of our consolidated financial statements, although they are not all inclusive.

Revenue Recognition. Revenue from the licensing of software programs is recognized when there is persuasive evidence of an arrangement, delivery of access to the software, the fee is fixed and determined, and collectibility is probable. The license arrangements are not multiple elements, and license fees are recorded when the four conditions above are achieved. Once the arrangement has been contractually agreed upon, there are no customer cancellation privileges. Fees that we may be entitled to are referred to as software licensing fees and are recognized at such time as the licensee has earned revenues through the use of the software and in accordance with the licensing agreement.

Software Development Costs. We follow the guidance provided in Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86") regarding the accounting for the costs of developing its products. Purchased software (i.e., software acquired from a third party) is recorded at the lower of acquisition cost or net realizable value. We develop software for licensing to our customers and capitalize software development costs when technological feasibility has been established. Technological feasibility generally occurs at the time a detailed plan is available and programming of the software code may begin. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the projects, other direct and indirect costs associated with those salaries and benefits, internal and external quality assurance testing costs and the costs of outsourced development activities and independent product testing and certification labs. Software development costs not qualifying for capitalization are expensed and classified as maintenance expense in the cost of revenue. Product development expense and the capitalization rate will fluctuate from period to period depending upon the number and status of software development projects that are in process and the related number of people assigned to those projects. Impairment will be recognized in the period when impairment is deemed by management to have occurred.

Contingencies. We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.


ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on this evaluation, the Chief Executive Officer and Chief Financial Officer determined that such controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no changes in internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

None

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities
--------------------------------

During the three month period ended March 31, 2006, as more fully set forth below, we issued and sold unregistered securities which sales have not previously been reported. An underwriter was not utilized in this transaction. The recipient of securities in the transaction represented its intention to acquire the securities for investment and without a view to distribution. Each of the certificates representing the issued securities have been stamped with a legend restricting the transfer of the securities prepared thereby.

On February 14, 2006, we issued 35,000 shares of common stock for $8,750, at a per share price of $0.25, to a warrant holder pursuant to a warrant exercise. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933. The warrant holder was an accredited investor.


ITEM 3.   DEFAULT UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS.

Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT NO.    DESCRIPTION
-----------    --------------------------------------------------------------

  3.1*         Articles of Incorporation

  3.2*         Bylaws

  31.1         Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley
               Act of 2002

  31.2         Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley
               Act of 2002

  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 16, 2006

                                 Global Entertainment Holdings/Equities, Inc.


                                 By: /s/ Bryan P. Abboud
                                     ----------------------------------------
                                     Bryan P. Abboud
                                     President, Chief Executive Officer
                                     and Director (Principal Executive Officer)


                                 By: /s/ Clinton H. Snyder
                                     ------------------------------------------
                                     Clinton H. Snyder
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)