Form 10QSB
period 2006-06-30
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2006-08-21
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

☒

Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

☐

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission file number: 0-27637

Global Entertainment Holdings/Equities, Inc.

(Name of small business issuer in its charter)

Colorado	47-0811483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

703 Waterford Way, Suite 690, Miami, Florida 33126

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (305) 374-2036

———————

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

As of August 14, 2006, there were 7,555,244 outstanding shares of the issuer’s common stock, par value $0.001.

INDEX

Page

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

3

Consolidated Balance Sheets – June 30, 2006 (Unaudited) and December 31, 2005

3

Consolidated Statements of Operations (Unaudited) – For the Three and Six Months

Ended June 30, 2006 and June 30, 2005

4

Consolidated Statements of Cash Flows (Unaudited) – For the Six Months Ended

June 30, 2006 and June 30, 2005

5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

11

ITEM 3.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

15

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

16

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

16

ITEM 6.     EXHIBITS.

16

SIGNATURES

17

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES

Consolidated Balance Sheets

	As of June 30, 2006	As of December 31, 2005
	(unaudited)	(see Note 2)
ASSETS
Current Assets:
Cash	$84,860	$102,724
Accounts receivable net of allowance for doubtful accounts	140,675	86,026
Prepaid expenses	35,196	56,604
Other current assets	37,989	5,061
Total Current Assets	298,720	250,415
Property & Equipment
Office Improvements	22,981	22,981
Computer Equipment	2,607,281	2,590,082
Furniture & Fixtures	265,876	262,028
Other	237,280	234,882
	3,133,418	3,109,973
Less accumulated depreciation	(2,800,486)	(2,653,909)
Total Property & Equipment	332,932	456,064
Other Assets
Software developed for licensing, net	2,378,541	1,518,474
Other assets	125,224	133,097
Total Other Assets	2,503,765	1,651,571
Total Assets	$3,135,417	$2,358,050
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$206,123	$131,937
Accounts payable and accrued expenses	476,126	436,217
Customer deposit	1,079,875	449,375
Current portion of capital lease obligation	15,209	64,109
Income Taxes Payable to foreign jurisdiction	84,802	84,802
Deferred Rent	13,354	16,854
Total Current Liabilities	1,875,489	1,183,294
Customer deposits	—	295,500
Total Liabilities	1,875,489	1,478,794
Stockholders’ Equity
Preferred Stock, 25,000,000 Shares Authorized, None Issued	—	—
Common Stock, 100,000,000 Shares Authorized Par Value of $.001; 7,555,244 and 7,535,256 issued and outstanding, respectively	7,556	7,536
Additional paid in capital	2,364,648	2,242,018
Accumulated deficit	(1,112,276)	(1,370,298)
Stockholders’ Equity	1,259,928	879,256
Total Liabilities and Stockholders’ Equity	$3,135,417	$2,358,050

See accompanying notes to consolidated financial statements.

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Total Revenues	$1,099,999	$1,213,001	$2,135,753	$2,269,426

Cost of Sales	424,351	334,468	813,628	790,915

Gross Profit	675,648	878,533	1,322,125	1,478,511

Expenses
Depreciation & Amortization	6,739	60,021	17,957	155,317
Occupancy Expense	55,479	52,538	116,280	109,814
Professional Fees	97,945	45,870	166,431	65,786
Financial & Investor Relations	26,766	14,626	43,417	24,245
Administrative Expenses	111,348	46,095	165,293	132,230
Advertising and Marketing	53,109	50,792	132,820	100,128
Wages and Salaries	213,596	135,106	407,909	262,280
Settlement of estimated loss
on Internet Security Services project	—	(116,942)	—	(116,942)
Total Expenses	$564,982	$288,106	$1,050,107	$732,858
Income (Loss) from Operations	110,666	590,427	272,018	745,653

Other Income(Expenses)
Loss on Disposal of Assets	—	(25,058)	—	(25,058)
Interest(Expense)	(8,532)	(21,760)	(17,902)	(51,101)
Interest Income	1,908	1,644	3,906	2,472
Total Other Income (Expenses)	(6,624)	(45,174)	(13,996)	(73,687)

Income (Loss) Before Taxes	104,042	545,253	258,022	671,966

Net Income (Loss)	$104,042	$545,253	$258,022	$671,966

Basic and Diluted Earnings Per Share
Basic	$0.01	$0.07	$0.03	$0.09

Diluted	$0.01	$0.07	$0.03	$0.09

Basic and Diluted Weighted Average Shares
Basic	7,555,244	7,719,991	7,550,358	7,681,614

Diluted	8,003,568	7,877,422	7,998,681	7,839,045

See accompanying notes to consolidated financial statements.

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities
Net Income	$258,022	$671,966
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	211,746	336,567
Option expense	113,900	—
Gain on disposal of property	—	25,058
Gain on settlement on Internet Security Project	—	(116,942)
Change in Operating Assets & Liabilities
Accounts Receivable	(54,649)	58,052
Other Current Assets	(32,928)	29,371
Prepaid Expenses	21,408	(756)
Other Assets	7,873	10,226
Accounts Payable and Accrued Expenses	39,909	254,701
Deferred Rent	(3,500)	(16,494)
Customer deposits	335,000	403,000

Net Cash Provided by Operating Activities	$896,781	$1,654,749

Cash Flows from Investing Activities
Purchase of equipment and software	(23,766)	(191,556)
Development of software	(925,236)	(534,245)
Proceeds on disposal of equipment	321	—

Net Cash Used in Investing Activities	$(948,681)	$(725,801)

Cash Flows from Financing Activities
Payments on capital lease obligations	(48,900)	(46,430)
Proceeds from Notes Payable	245,000	50,000
Payments on Notes Payable	(170,814)	(584,456)
Issuance of common stock	8,750	10,000

Net Cash Provided by (Used in) Financing Activities	$34,036	$(570,886)

Increase (Decrease) in Cash & Cash Equivalents	(17,864)	358,062
Cash & Cash Equivalents at Beginning of Period	102,724	233,456
Cash & Cash Equivalents at End of Period	$84,860	$591,518

Supplemental Disclosures of cash flow information:
Interest Paid	$17,902	$51,101

Supplemental Disclosures

Schedule of Noncash Investing and Financing Transactions

During the six months ended June 30, 2005, the Company retired $6,820 of treasury stock.

During the six months ended June 30, 2005, $6,250 of notes payable were converted into 25,000 shares of common stock.

See accompanying notes to consolidated financial statements.

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and 2005

(Unaudited)

NOTE 1 – GENERAL

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

Principles of Consolidation

The Company currently has two wholly owned subsidiaries; IGW Software NV, (“IGW”), a Netherlands Antilles Corporation in Curacao, Netherlands Antilles, and Prevail Online, Inc., (“Prevail”), a Colorado Corporation. IGW, is engaged in the conception and creation of interactive digital entertainment software programs for the gaming and wagering industry. Prevail, was purchased in August of 1999 and it is currently inactive. The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

Liquidity

The Company has incurred substantial losses in prior years. Historically, the Company has relied on operating cash flows for its liquidity. The Company has a working capital deficiency of $1,576,769 at June 30, 2006. Debt payments of $206,123 and capital lease obligations of $15,209 are due within the next year. Management has implemented various cost saving programs as a result of these factors. During the period, the Company obtained a $200,000 loan from one of its shareholders and a $45,000 loan from its CEO to cover the Company’s working capital needs.

As a result of the foregoing, Global Entertainment’s wholly owned subsidiary, IGW Software N.V., has entered into an asset purchase agreement with V.I.P. Management Services N.V. for the sale of substantially all of the assets of IGW Software N.V. to V.I.P. Management Services (“The Licensee”) for cash consideration of $3,850,000 and the application of $1,050,000 customer deposits owed by the Company to V.I.P. Management Services. Assuming the completion of the asset purchase agreement, Global Entertainment will distribute the net proceeds from the asset sale and other available cash to its shareholders in the form of a taxable dividend. The Company anticipates the amount available to be approximately $2,922,000. Following the completion of the asset purchase agreement, the Company intends to complete a share exchange agreement with Bayshore Media Group, a Nevada company. Bayshore is an independent producer and distributor of motion picture, video and television entertainment. These transactions will result in a reverse merger and Bayshore will be the surviving accounting entity. Current Global Entertainment shareholders will no longer hold any interest in the entertainment software development business. Completion of the proposed transaction is subject to certain conditions, including but not limited to, satisfactory completion of due diligence, approval of each company’s board of directors, clearing any regulatory issues and approval by the Company’s shareholders.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation. Cost of sales and amortization/depreciation expense for the three and six months ending June 30, 2005 have been reclassified to reflect the allocation of depreciation on hosting center equipment from expenses to cost of sales.

NOTE 2 – BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

June 30, 2006 and 2005

(Unaudited)

the year ended December 31, 2006. The December 31, 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company’s financial statements and notes in the Form 10KSB for the year ended December 31, 2005.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are suppliers of software and hosting services to the internet gaming industry, but the Company does not manage, operate or own any gaming or wagering activities or entities. Some governmental jurisdictions, such as the United Kingdom, have adopted legislation to regulate internet gaming, whereas others are considering its prohibition. The uncertainty surrounding the regulation or prohibition of internet gaming could have a material adverse effect on the Company’s business, revenues, operating results and financial condition.

Note 4- NOTES PAYABLE

The Company has the following obligations:

	June 30, 2006	December 31, 2005
Notes to shareholders, payable in monthly installments, bearing interest at 15% and due in various dates ranging from June to August 2006	$6,123	$59,453

Note to shareholder, payable interest only at 12% in monthly installments, principal due in full August, 2006	200,000	—

Notes to former shareholder related to the settlement agreement, payable in monthly installments, bearing interest at 10% due on April 7, 2006	—	72,484
	$206,123	$131,937
Less current portion	206,123	131,937
Long-term debt	$-0-	$-0-

NOTE 5 – INCOME TAXES

No provision for income taxes has been reflected for the six months ended June 30, 2006 as the company has sufficient net operating loss carry forwards to offset taxable income. As of June 30, 2006, the valuation allowance offsets the total net deferred tax asset balance.

NOTE 6 – STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instrument or that may be settled by the issuance of those equity instruments. This statement require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

SFAS No. 123R is effective for all awards granted on or after December 15, 2005 and for awards modified, repurchased, or cancelled after that date. SFAS 123R requires that compensation cost be recognized on or after the

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

June 30, 2006 and 2005

(Unaudited)

effective date for the unvested portion of outstanding awards, as of the effective date, based on the grant-date fair value of those awards calculated under SFAS No. 123, “Accounting for Stock-Based Compensation.” Share-based compensation expenses include the impact of expensing the fair value of stock options as well as expenses associated with non-vested share awards. The Company adopted the provisions of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method.

Prior to December 15, 2005, the Company applied the intrinsic-valued based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, including FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25”. Under this methodology, the Company adopted the disclosure requirements of SFAS No. 123, and recognized compensation expense only if, on the date of grant, the market price of the underlying stock exceeded the exercise price.

On December 31, 2005, the Company granted stock options and accordingly has adopted the modified prospective transition method and determines fair value using the Black-Scholes valuation method. Accordingly, prior periods have not been restated to reflect stock-based compensation under SFAS 123(R). On June 27, 2006, the Board voted to accelerate the vesting period of the outstanding options as of that date. As a result of this change to the plan, the Company recognized the unamortized costs of the options as stock-based compensation as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Wages and salaries	$105,200	$113,900

No income tax benefit has been recorded as the Company has a full valuation allowance and management has concluded that it is more likely than not that the net deferred tax asset will not be realized. As of June 30, 2006, there was approximately $87,300 of total unrecognized compensation costs related to stock options granted on December 31, 2005. These costs are expected to be recognized over a 4-year period.

Estimated fair value of options granted during 2005 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate 4% for 2005, dividend yield – 0% for 2005, volatility 161.9% for 2005, and a remaining life of the options ranging from 6 to 10 years for 2005. There were no options granted during the three and six month period ending June 30, 2006.

The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 as if the fair valued based methodology prescribed by SFAS 123 had been applied to all outstanding and unvested awards:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss) available to common shareholders:

As reported	$545,253	$671,966
Deduct stock based compensation	(7,849)	(14,592)

Pro forma	$537,404	$657,374

Basic earnings (loss) per share:
Common share as reported	0.07	0.09
Common share pro forma	0.07	0.09

Diluted earnings (loss) per share:
Common share as reported	0.07	0.09
Common share pro forma	0.07	0.09

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

June 30, 2006 and 2005

(Unaudited)

NOTE 7 – ECONOMIC DEPENDENCE

The Licensee accounted for 100% of consolidated net revenues for the three and six month period ended June 30, 2006 and 2005. As part of the asset purchase agreement, effective June 1, 2006, the Licensee agreed to pay up to $300,000 per month for the Company’s operating costs, plus any specifically designated expense items such as equipment purchases of software licenses from third parties. The loss of this licensee would jeopardize our ability to continue as a going concern.

NOTE 8 – SEGMENT INFORMATION

The Company groups its business into two geographic segments; The United States of America and Curacao, Netherlands Antilles.

	Management and Marketing Services(USA)	Software Development (Netherlands Antilles)	Total
Three Months Ended June 30, 2006
Revenues	$—	$1,099,999	$1,099,999
Operating Income(Loss)	(93,468)	204,128	110,660
Total Assets	269,144	2,866,273	3,135,417
Depreciation and Amortization	18,197	81,830	100,027

Three Months Ended June 30, 2005
Revenues	$—	$1,213,001	$1,213,001
Operating Income(Loss)	(76,940)	667,367	590,427
Total Assets	669,446	2,030,500	2,699,946
Depreciation and Amortization	21,290	125,367	146,657

Six Months Ended June 30, 2006
Revenues	$—	$2,135,753	$2,135,753
Operating Income(Loss)	(125,492)	397,510	272,018
Total Assets	269,144	2,866,273	3,135,417
Depreciation and Amortization	40,822	170,924	211,746

Six Months Ended June 30, 2005
Revenues	$—	$2,269,426	$2,269,426
Operating Income(Loss)	(83,178)	828,831	745,653
Total Assets	669,446	2,030,500	2,699,946
Depreciation and Amortization	40,951	295,616	336,567

NOTE 9 – CUSTOMER DEPOSITS

During the six months ended June 30, 2006, the Company received $500,000 in deposits from its Licensee. This deposit in addition to the one received during 2005 is to be applied toward the purchase of the assets by The Licensee. (Note 1)

During the year ended December 31, 2005, the Company received $550,000 in deposits from its Licensee.

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

June 30, 2006 and 2005

(Unaudited)

NOTE 10 – SETTLEMENT OF ESTIMATED LOSS ON INTERNET SECURITY PROJECT

During the year ended December 31, 2004, the Company invested funds in an Internet Security Service Project. In connection with this project, the Company acquired computer equipment and software and entered into various contracts for bandwidth, network management and hosting facilities with a remaining contractual obligation of fifteen months as of December 31, 2004. During the fourth quarter ended December 31, 2004, the Company determined that the costs associated with this activity would likely exceed the future benefits. In the year ending December 31, 2004, the Company recognized the losses associated with the cancellation of contractual obligations and the impairment losses related to the computer equipment and software. In May and June of 2005, the Company reached settlements with the former vendors involved at amounts below what had been estimated, and accordingly, a recovery on the obligation established at December 31, 2004, has been presented as a negative amount in the general and administrative expenses in the statement of operations for the period ended June 30, 2005.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used herein, the term “Company,” “we,” “our,” and “us” refers to Global Entertainment Holdings/Equities, Inc., and its subsidiaries and predecessors, unless otherwise indicated.

Forward-Looking Information

This report contains a number of forward-looking statements, which reflect the Company’s current views with respect to future events and financial performance including statements regarding the Company’s projections, and the interactive gaming industry. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates”, “believes”, “expects”, “intends”, “future”, “plans”, “targets” and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company makes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company’s dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

Business Overview

We provide business development support and administrative assistance for technology-driven subsidiaries that license, develop and host interactive digital entertainment software applications. Our services are technology based only. We do not manage, operate or own any gaming or wagering activity or entity.

We generate our operating revenues exclusively from IGW Software, N.V., (“IGW”) our wholly owned subsidiary, a Netherlands Antilles corporation. IGW is engaged in the development, licensing and hosting of proprietary interactive digital entertainment software. Other services offered to licensees include custom software development and professional services. IGW derives its revenues from licensing fees and consulting services.

Prevail Online, Inc., (“Prevail”) our wholly owned subsidiary, a Colorado corporation, is inactive and during the three and six months ended June 30, 2006, had no revenues.

We have created a suite of gaming software products to offer our licensees better risk management, ease of use and a back office product that simplifies player and gaming oversight. Our software offers a fully automated online entertainment experience for the licensee’s player. Our online Sportsbook, Racebook and Casino software systems are complemented by the player Loyalty software, the Webmaster Affiliate software, wireless access, Interactive Poker and the Call Center software. All software products are integrated, enabling players to access all of an operator’s affiliated websites seamlessly, using a single account. This integrated feature results in higher revenues for our licensees, as a result of giving players easier access to a larger variety of activities. However, see the following discussion regarding our outlook.

Outlook

We currently rely on one customer for 100% of our revenues. While we have had limited success in reducing our operational expenses and we continue to examine ways to reduce costs on a going-forward basis, as a public company we are constantly faced with increasing costs and expenses to comply with SEC reporting obligations. We will be required in fiscal 2007 to comply with the new annual internal control certification pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. We expect that these and other compliance costs of a public company will increase significantly. In addition, our stock has historically been, and continues to be, relatively thinly traded, providing little liquidity for our shareholders. As a result of the foregoing, our wholly owned subsidiary, IGW Software N.V., has entered into an asset purchase agreement with V.I.P. Management Services N.V. for the sale of substantially all of the assets of IGW Software N.V. to V.I.P. Management Services for cash consideration of $3,850,000 and the application of $1,050,000 owed by IGW Software to  V.I.P. Management Services. Assuming the completion of the asset purchase agreement, we will distribute the net proceeds from the asset sale and other available cash to our shareholders in the form of a taxable dividend. We anticipate the amount available to be approximately $2,922,000. Following the completion of the asset purchase agreement, we are planning to complete a share exchange agreement with Bayshore Media Group, a Nevada company. Bayshore is an independent producer and distributor of motion picture, video and television entertainment. These transactions will result in a reverse merger and Bayshore will be the surviving corporate entity. Our current shareholders will no longer hold any interest in the entertainment software development business. Completion of the proposed transaction is subject to certain conditions, including but not limited to, satisfactory completion of due diligence, approval of each company’s board of directors, clearing any regulatory issues and approval by our shareholders.

Results of Operations

Revenues for the three and six months ending June 30, 2006 and 2005 were composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Recurring Licensing Fees	$516,115	$1,064,671	$1,292,627	$1,954,538
Initial License Fees	—	—	—	2,000
Hosting Services	105,190	148,330	281,778	312,888
Equipment, Custom Development and other income	178,694	—	261,348	—
Contractual based Revenue	300,000	—	300,000	—
Total	$1,099,999	$1,213,001	$2,135,753	$2,269,426

As noted, we have entered into an Asset Purchase Agreement with our primary licensee, VIP Management Services, N.V. Effective June 1, 2006, under the terms of the agreement, we discontinued billing VIP for licensing fees and hosting services and commenced an agreed upon recovery of cost arrangement. The agreement provides for VIP to pay up to $300,000 per month for our operating expenses, plus any specifically designated expense items such as equipment purchases or software licenses from third parties. Amounts collected under the agreement are classified as Other Revenue. As a result of the asset purchase agreement and expense reimbursement arrangement, Recurring Licensing Fees and Hosting Services revenues have been substantially impacted in the current period in comparison to the prior periods. Recurring Licensing Fees decreased $548,556 to $516,115 from $1,064,671 for the three months ended June 30, 2006 compared to 2005. Recurring Licensing Fees decreased $661,911, to $1,292,627 from $1,954,538 for the six months ended June 30, 2006 compared to 2005. Hosting services revenue decreased $31,110, from $312,888 to $281,778 for the six months ended June 30, 2006 compared to 2005. For the three months ended June 30, 2006 compared to 2005, Hosting Services revenue decreased $43,140 from $148,330 to $105,190. Other income of $178,694 for the three months ended June  30, 2006 and $261,348 for the six months ended June 30, 2006 represents revenues on the sale of equipment, fees for enhancements to our developed software and co-branded and resale of third party products.

The following amounts composed cost of sales for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Amortization of Proprietary Software and depreciation	$93,316	$86,636	$193,788	$181,250
Hosting Services	92,672	101,634	204,807	237,650
Software support and maintenance	12,796	17,622	52,683	29,615
Salaries	137,010	128,576	273,793	342,400
Equipment	88,557	—	88,557	—
Total	$424,351	$334,468	$813,628	$790,915

Cost of sales and amortization/depreciation expense for the three and six months ending June 30, 2005 have been reclassified to reflect the allocation of depreciation on hosting center equipment from expenses to cost of sales. Hosting services decreased $8,962 for the three months ended June 30, 2006 and $32,843 for the six months ended June 30, 2006 compared to the same periods in 2005. The decrease in Hosting Services resulted from reduced bandwidth costs. Software support and maintenance decreased $4,826, from $17,622 to $12,796 for the three months ended June 30, 2006 compared to the same period in 2005. For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, software support and maintenance increased $23,068, from

$29,615 to $52,683. The variances in Software support and maintenance costs result from licensing costs from third parties. The decrease in salaries for the six months ended June 30, 2006 compared to 2005, resulted from the capitalization of salary expense in development in lieu of salaries associated with maintenance activities. Equipment costs of $88,557 represent equipment purchases for resale.

During the year ended December 31, 2004, we invested funds in an Internet Security Service Project. In connection with this project, we acquired computer equipment and software and entered into various contracts for bandwidth, network management and hosting facilities with a remaining contractual obligation at December 31, 2004 of fifteen months. During the fourth quarter of 2004, we determined that the costs associated with this activity would likely exceed the future benefits. In 2004 we recognized the losses associated with the cancellation of contractual obligations and the impairment losses related to the computer equipment and software. In May and June of 2005, we reached settlements with the former vendors involved at amounts below what had been estimated, and accordingly, a recovery on the obligation established at December 31, 2004, in the amount of $116,942 is presented as a negative amount in the general and administrative expenses in the statement of operations for the period ended June 30, 2005.

Expenses, excluding the recovery on internet security services, increased $159,934 from $405,048 for the three months ended June 30, 2005, to $564,982 for the three months ended June 30, 2006. This increase resulted from higher professional fees relating to the transaction with VIP and Bayshore described earlier, along with the allocation of our contract CIO to current expense instead of capitalization in connection with software development. Advertising and Marketing expenses increased $32,692 for the six months ended June 30, 2006 over the same period last year as a result of design costs and the purchase of collateral material in anticipation of the release of Elements software package. Administrative expenses increased $65,253 from $46,095 for the three months ending June 30, 2005 to $111,348 for the three months ending June 30, 2006, and $33,063 from $132,230 for the six months ending June 30, 2005 to $165,293 for the six months ending June 30, 2006, as a result of two areas of increased costs. These two areas are increased expenses in our data processing department and higher public relation costs. Our data processing department costs increased as a result of the allocation of our contract CIO from development of software capitalized costs to current operating expense.

Interest expense decreased $13,228 to $8,552 from $21,760 for the three months ending June 30, 2006 compared to 2005, and decreased $33,199, to $17,902 from $51,101 for the six months ending June 30, 2006 compared to 2005. The decreases resulted from debt paydown as the loans reached their maturity dates.

Liquidity and Capital Resources

Our principal source of short term liquidity is from operating cash flow. A substantial decrease in revenues could impact the funds from operating cash flow and jeopardize our ability to meet current obligations. We do not have a credit line or any alternative means of short term funding. However, on February 14, 2005, and on March 15, 2006 our President and CEO lent us $50,000 and $45,000, respectively, and on January 31, 2006 a shareholder lent us $200,000. These loans were for general working capital needs. The 2005 loan is due in eighteen equal installments of $3,119.24 and bears an annual interest rate of fifteen percent. The 2006 loan from our President and CEO has been paid. The 2006 loan from our shareholder is due August 31, 2006 and bears an annual interest rate of twelve percent. At June 30, 2006, we had a negative working capital balance of $(1,576,769) compared to a negative working capital balance of $(932,879) at December 31, 2005.

	June 30,
	2006	2005

Cash and cash equivalents	$84,860	$591,518

Cash provided by operations	$896,781	$1,654,749
Cash used in investing activities	(948,681)	(725,801)
Cash provided by (used in) financing	34,036	(570,886)

Net increase (decrease) in cash	$(17,864)	$358,062

Net cash provided by operating activities was $896,781 for the six months ended June 30, 2006 as compared to $1,654,749 provided by operations for the six months ended June 30, 2005. The primary source of cash in operations in the current period and for the six months ended June 30, 2005 was receipt of customer deposits. In addition, for the six months ended June 30, 2005, the increase in accounts payable and income from operations also substantially contributed to the cash provided by operating activities.

Net cash used in investing activities in the amount of $948,681 and $725,801 for the six months ended June 30, 2006 and 2005, respectively, represented primarily the capitalization of software development costs in both periods.

Cash provided by financing activities amounted to $34,036, during the six months ended June 30, 2006, which primarily was derived from proceeds on notes payable. This compares to $570,886 used in financing activities during the six months ended June 30, 2005, which was used in the payment on notes payable.

Our cash balance at June 30, 2006 was $84,860. We believe that the cash on hand at June 30, 2006, along with the commitment from our licensee described below, should be sufficient to meet our operating expenses and working capital needs.

One licensee accounted for 100% of consolidated net revenues for the six month period ended June 30, 2006 and 2005. As noted, we have entered into an Asset Purchase Agreement with this licensee. Effective June 1, 2006, under the terms of the agreement, we discontinued billing for licensing fees and hosting services and commenced an agreed upon recovery of expense arrangement. The agreement provides for VIP to pay up to $300,000 per month for our operating expenses, plus any specifically designated expense items such as equipment purchases or software licenses from third parties.

Critical Accounting Policies and Estimates

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

Software Development Costs. We follow the guidance provided in Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”)regarding the accounting for the costs of developing its products. Purchased software (i.e., software acquired from a third party) is recorded at the lower of acquisition cost or net realizable value. We develop software for licensing to our customers and capitalize software development costs when technological feasibility has been established. Technological feasibility generally occurs at the time a detailed plan is available and programming of the software code may begin. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the projects, other direct and indirect costs associated with those salaries and benefits, internal and external quality assurance testing costs and the costs of outsourced development activities and independent product testing and certification labs. Software development costs not qualifying for capitalization are expensed and classified as maintenance expense in the cost of revenue. Product development expense and the capitalization rate will fluctuate from period to period depending upon the number and status of software development projects that are in process and the related number of people assigned to those projects. Impairment will be recognized in the period when impairment is deemed by management to have occurred.

ITEM 3.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company’s Chief Executive Officer and its Chief Financial Officer evaluated the Company’s disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.” Based on this evaluation, the Chief Executive Officer and Chief Financial Officer determined that such controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no changes in internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 6.

EXHIBITS.

(a)

The following exhibits are included herewith:

(b)

Exhibits marked with an asterisk have been filed previously with the Commission and incorporated herein by reference.

EXHIBIT NO.	DOCUMENT
Exhibit 3.1	Articles of Incorporation*
Exhibit 3.2	By-Laws*
Exhibit 31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

Date:  August 21, 2006

Global Entertainment Holdings/Equities, Inc.

/s/ BRYAN P. ABBOUD
Bryan P. Abboud
President, Chief Executive Officer
and Director (Principal Executive Officer)

/s/ CLINTON H. SNYDER
Clinton H. Snyder
Chief Financial Officer
(Principal Financial and Accounting Officer)

17