Form 10QSB
period 2006-09-30
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2006-11-20
CIK 1096050

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

☒

Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

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

As of November 15, 2006, there were 197,804,273 outstanding shares of the issuer’s common stock, par value $0.001.

INDEX

Page

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

3

Consolidated Balance Sheets – September 30, 2006 (Unaudited) and December 31, 2005

3

Consolidated Statements of Operations (Unaudited) – For the Three and Nine Months

Ended September 30, 2006 and September 30, 2005

4

Consolidated Statements of Cash Flows (Unaudited) – For the Nine Months Ended

September 30, 2006 and September 30, 2005

5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

10

ITEM 3.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

12

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

13

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

13

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

ITEM 6.     EXHIBITS.

13

SIGNATURES

14

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES

Consolidated Balance Sheets

	As of September 30, 2006	As of December 31, 2005
	(unaudited)	(see Note 2)
ASSETS
Current Assets:
Cash	$2,731,431	$102,724
Accounts receivable net of allowance for doubtful accounts	325,036	86,026
Escrow funds	740,000	—
Prepaid expenses	8,294	56,604
Other current assets	4,195	5,061
Total Current Assets	3,808,956	250,415
Property & Equipment
Office Improvements	22,981	22,981
Computer Equipment	62,435	2,590,082
Furniture & Fixtures	95,145	262,028
Other	22,362	234,882
	202,923	3,109,973
Less accumulated depreciation	(154,853)	(2,653,909)
Total Property & Equipment	48,070	456,064
Other Assets
Software developed for licensing, net	—	1,518,474
Other assets	33,016	133,097
Total Other Assets	33,016	1,651,571
Total Assets	$3,890,042	$2,358,050
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$—	$131,937
Accounts payable and accrued expenses	113,347	436,217
Dividends Payable	2,321,143	—
Customer deposit	—	449,375
Current portion of capital lease obligation	—	64,109
Income Taxes Payable	296,700	84,802
Deferred Rent	11,603	16,854
Total Current Liabilities	2,742,793	1,183,294
Customer deposits	—	295,500
Total Liabilities	2,742,793	1,478,794
Stockholders’ Equity
Preferred Stock, 25,000,000 Shares Authorized, None Issued	—	—
Common Stock, 500,000,000 Shares Authorized Par Value of $.001; 2,763,265 and 2,511,752 issued and outstanding, respectively	2,763	2,512
Additional paid in capital	1,144,486	2,247,042
Accumulated earnings (deficit)	—	(1,370,298)
Stockholders’ Equity	1,147,249	879,256
Total Liabilities and Stockholders’ Equity	$3,890,042	$2,358,050

See accompanying notes to consolidated financial statements.

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Total Revenues	$—	$—	$—	$—

Cost of Sales	—	—	—	—

Gross Profit	—	—	—	—

Expenses	—	—	—	—

Income (Loss) from Operations	—	—	—	—

Other Income(Expenses)
Interest(Expense)	(9,713)	(13,007)	(27,615)	(64,108)
Interest Income	5,768	4,194	9,675	6,666
Total Other Income (Expenses)	(3,945)	(8,813)	(17,940)	(57,442)

Income (Loss) Before Taxes	(3,945)	(8,813)	(17,940)	(57,442)
Provision for Income Tax	—	—	—	—

Loss from Continuing Operations	(3,945)	(8,813)	(17,940)	(57,442)

Income from Discontinued Operations, net of income tax expense of $296,695	2,112,361	161,764	2,384,378	882,359

Net Income	$2,108,416	$152,951	$2,366,438	$824,920

Basic and Diluted Earnings Per Share
Continuing Operations:
Basic	$0.00	$0.00	$(0.01)	$(0.02)
Diluted	$0.00	$0.00	$(0.01)	$(0.02)
Discontinued Operations:
Basic	$0.81	$0.06	$0.94	$0.34
Diluted	$0.81	$0.06	$0.94	$0.34
Net Income
Basic	$0.81	$0.06	$0.93	$0.32
Diluted	$0.81	$0.06	$0.93	$0.32

Basic and Diluted Weighted Average Shares
Basic	2,614,189	2,573,330	2,549,749	2,560,538

Diluted	2,614,189	2,625,807	2,549,749	2,613,015

See accompanying notes to consolidated financial statements.

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net loss	$2,366,438	$824,920
Income from discontinued operations	2,384,378	882,359
Net Loss from Continuing Operations	(17,940)	(57,442)

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
None	—	—
Change in Operating Assets & Liabilities
None	—	—
Net Cash Provided by Discontinued Operating Activities	767,468	1,953,196

Net Cash Provided by Operating Activities	749,528	1,895,754

Cash Flows from Investing Activities
Net Cash Provided by (Used in) Discontinued Investing Activities	1,966,426	(1,078,121)

Net Cash Used in Investing Activities	1,966,426	(1,078,121)

Cash Flows from Financing Activities
Net Cash Used in Discontinued Financing Activities	(87,247)	(785,862)

Net Cash Used in Financing Activities	(87,247)	(785,862)

Increase (Decrease) in Cash & Cash Equivalents	2,628,707	31,771
Cash & Cash Equivalents at Beginning of Period	102,724	233,456
Cash & Cash Equivalents at End of Period	$2,731,431	$265,227

Supplemental Disclosures of cash flow information:
Interest Paid	$27,615	$64,108

Supplemental Disclosures

Schedule of Noncash Investing and Financing Transactions

During the nine months ended September 30, 2005, the Company retired $19,313 of treasury stock.

During the nine months ended September 30, 2005, $6,250 of notes payable were converted into 8,333 shares of common stock.

See accompanying notes to consolidated financial statements.

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and 2005

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

Principles of Consolidation

Through September 30, 2006, the Company had two wholly owned subsidiaries; IGW Software NV, (“IGW”), a Netherlands Antilles Corporation in Curacao, Netherlands Antilles, and Prevail Online, Inc., (“Prevail”), a Colorado Corporation. IGW, is engaged in the conception and creation of interactive digital entertainment software programs for the gaming and wagering industry. Prevail, was purchased in August of 1999 and was dissolved in 2006. The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

Discontinued Operations

Effective September 15, 2006 the following actions were approved by holders of a majority of the outstanding common stock of the Company at a special meeting of the Company’s shareholders and completed by the Company:

•

a sale of substantially all of the Company's assets, which are held by its wholly owned subsidiary, IGW Software, N.V., to V.I.P. Management Services, N.V. pursuant to an asset sale agreement by and between the Company’s wholly owned subsidiary and V.I.P. Management Services; and

•

amendment to the Company's articles of incorporation to reverse split the Company's outstanding shares of common stock on a 3 to 1 basis.

The Company’s Board of Directors approved and recommended, pursuant to a unanimous written consent dated June 10, 2006, that the proposals be accepted by its shareholders.  A proxy statement and notice of a special meeting covering the proposals was mailed to the Company's record shareholders as of August 28, 2006.As a result of the foregoing, Global Entertainment’s wholly owned subsidiary, IGW Software N.V., entered into and completed an asset purchase agreement with V.I.P. Management Services N.V. for the sale of substantially all of the assets of IGW Software N.V. to V.I.P. Management Services for cash consideration of $3,850,000 and the application of $1,050,000 customer deposits owed by the Company to V.I.P. Management Services. Under the terms of the Asset Purchase Agreement, $3,110,000 was paid to the Company on September 18, 2006 and the balance of $740,000 was escrowed and paid October 11, 2006. This amount has been reflected as Escrow Funds on the balance sheet. The Company recorded an after tax gain on the sale of the Company’s assets of $2,087,683. The gain on the sale included costs from the transaction and operating income of the discontinued business from January 1, 2006 through September 18, 2006 (the disposal date). The Consolidated Financial Statements and related notes for the period ended December 31, 2005 have been restated, to reflect the sale of the Company’s assets as a discontinued operation.

Pursuant to a resolution of the Company's board of directors and in accordance with the shareholder proposal to dispose of materially all of the Company's assets, net proceeds from the asset sale and net revenues from the Company's operations would be distributed to the Company's shareholders of record at September 28, 2006 ("Record Shareholders") in the form of two cash dividends, the first of  $0.84 per share and the final dividend in an amount to be determined, on a post reverse split basis. The first dividend payment was paid to Record Shareholders on October 18, 2006.

Following the completion of the asset purchase agreement, the Company completed a share exchange agreement with Bayshore Media Group, a Nevada company on October 3, 2006. Bayshore is an independent producer and distributor of motion picture, video and television entertainment. These transactions resulted in a reverse merger and

Bayshore is the surviving accounting entity. Accordingly, activities prior to October 3, 2006, have been classified as discontinued operations.

All share amounts have been retroactively restated to reflect the 3 for 1 reverse stock split effective September 26, 2006.

NOTE 2 – BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The December 31, 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company’s financial statements and notes in the Form 10KSB for the year ended December 31, 2005.

NOTE 3 – NOTES PAYABLE

The Company has the following obligations:

	September 30, 2006	December 31, 2005
Notes to shareholders, payable in monthly installments, bearing interest at 15% and due in various dates ranging from June to August 2006	$—	$59,453

Notes to former shareholder related to the settlement agreement, payable in monthly installments, bearing interest at 10% due on April 7, 2006	—	72,484
	$—	$131,937
Less current portion	—	131,937
Long-term debt	$-0-	$-0-

NOTE 4 – INCOME TAXES

Prior to September 30, 2006, no provision for income taxes was reflected in the financial statements and results of operations, as the company has sufficient net operating loss carry forwards to offset taxable income. The following tax provision has been recorded to reflect the tax attributable to the sale of the assets of the Company.

Federal tax at statutory rates	$749,371
Tax benefit from net operating loss carryover	(452,676)

Net federal tax	$296,695
Foreign tax	—
Income Tax Payable	296,695

NOTE 5 – STOCK BASED COMPENSATION

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

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Wages and salaries	$—	$113,900

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

The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 as if the fair valued based methodology prescribed by SFAS 123 had been applied to all outstanding and unvested awards:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss) available to common shareholders:

As reported	$152,951	$824,920
Deduct stock based compensation	(14,404)	(33,274)

Pro forma	$138,547	$791,646

Basic earnings (loss) per share:
Common share as reported	0.06	0.32
Common share pro forma	0.05	0.31

Diluted earnings (loss) per share:
Common share as reported	0.06	0.32
Common share pro forma	0.05	0.30

NOTE 7 – SUBSEQUENT EVENT

Effective October 3, 2006, the Company completed a share exchange agreement with Bayshore Media Group (“Bayshore”). Management of Bayshore has elected to continue software development activities in IGW, focusing on entertainment related software, movies on demand and downloadable music and feature films.

On October 18, 2006, the Company paid a dividend in the amount of $0.84 per share to its Record Shareholders.

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

Business Overview

On June 13, 2006, our wholly owned subsidiary, IGW Software N.V. entered into an asset sale agreement to sell with full title guarantee, free from encumbrances, materially all of its software and hosting assets to V.I.P. Management Services.  The assets principally consist of: software applications, hardware, material contracts, licenses, records, and intellectual property rights.  The sale was consummated on September 18, 2006.

The net proceeds of the asset sale have been used to pay off our corporate debts and other liabilities, including the costs of the asset sale and share exchange that have not been paid on a current basis out of working capital, severance costs for employees, lease payments, outstanding liabilities, vendor bills relating to costs of being a public company and ongoing operating costs.  Pursuant to a resolution of the Company's board of directors, remaining proceeds from the asset sale and other net revenues from the Company's operations are to be distributed to the Company's Record Shareholders.  The first distribution was paid to shareholders on October 18, 2006 in the amount of $0.84 per post reverse split share.

Results of Operations

Following the sale of substantially all of the assets of IGW on September 18, 2006, we have no operations. Since we have discontinued all operations, the period-to-period comparisons of financial results are not meaningful and are not any indication of future performance.

Effective October 3, 2006, we completed a share exchange agreement with Bayshore Media Group. The terms of the share exchange agreement and operations of Bayshore Media Group are provided under the Company's Form 8-K Current Report filed October 6, 2006 and Definitive Proxy Statement filed September 1, 2006.

For accounting purposes, the acquisition of Bayshore Media Group, along with our recent sale of our assets on September 18, 2006, resulted in a reverse merger and Bayshore Media Group is the accounting survivor and surviving business entity; however, Global is the surviving legal entity. In addition to the activities of Bayshore in the areas of production and distributor of motion picture, video and television entertainment products, management of Bayshore has elected to continue software development activities in IGW, focusing on entertainment related software, movies on demand and downloadable music and feature films.

The following unaudited financial information presents the condensed results of operations of Bayshore Media Group for the three and nine months ended September 30, 2006.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Statement of Operations Data:

Selling, General and Administrative expenses	$229,386	$656,146
Loss from operations	(229,386)	(656,146)
Interest Expense	(9,000)	(23,066)
Net Loss	(238,386)	(679,211)

Balance Sheet Data
Cash overdraft		$(8,895)
Working capital		58,594,967
Total assets		59,899,703
Short term debt		572,059
Stockholders’ equity		58,703,565

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

LEGAL PROCEEDINGS.

None

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective September 15, 2006 the following actions were approved by holders of a majority of the outstanding common stock of Global at a special meeting of the Company’s shareholders and completed by the Company: (1) a sale of substantially all of the Company’s assets, which are held by its wholly owned subsidiary, IGW Software, N.V., to V.I.P. Management Services, N.V. pursuant to an asset sale agreement by and between the Company’s wholly owned subsidiary and V.I.P. Management Services; and (2) amendment to the Company’s articles of incorporation to reverse split the Company’s outstanding shares of common stock on a 3 to 1 basis.

The Company’s board of directors approved and recommended, pursuant to a unanimous written consent dated June 10, 2006, that the proposals be accepted by its shareholders. A proxy statement and notice of a special meeting covering the proposals was mailed to the Company’s record shareholders as of August 28, 2006. As of the record date there were 8,289,476 shares of the Company’s common stock outstanding. At the special meeting, 5,296,010 shares of the Company’s common stock voted in favor of the proposals, 52,371 shares were voted against the proposals and there were no abstentions. The special meeting was adjourned to October 3, 2006 at 9:00 a.m. for purposes of voting upon the proposal to increase the Company’s authorized shares of common stock to 500,000,000 shares. Notice of the adjournment and new time and date were provided to the Company’s shareholders at the special meeting.

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

Date:  November 20, 2006

Global Entertainment Holdings/Equities, Inc.

/s/ JACOB DADON
Jacob Dadon
President, Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer)
and Director (Principal Executive Officer)

14