Form 10KSB
period 2006-12-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2007-05-18
CIK 1096050

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                                   ----------

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the fiscal year ended: December 31, 2006

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the transition period from: ___ to ____

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                  --------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

              Colorado                   0-27637             47-0811483
              --------                   -------             ----------
  (State or other jurisdiction of       (Commission       (I.R.S. Employer
   incorporation or organization)       File Number)     Identification No.)

               23760 Oakfield Road, Hidden Hills, California 91302
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 884-2777
                                 --------------
                           Issuer's telephone number

      Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $0.001 par value.

     Title of each class            Name of each exchange on which registered
     -------------------            -----------------------------------------
Common Stock, $0.001 par value                         None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.        Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                 Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of May 10, 2007 was $1,212,296.

The number of shares outstanding of each of the Company's common equity as of May 10, 2007 was 225,655,273 common shares.

Documents Incorporated By Reference:  None.

Transitional Small Business Disclosure Format (check one):       Yes [ ] No [X]
================================================================================

                                     PART I

Unless otherwise indicated, all references to "we", "us", "our", the "Company", "Global Entertainment", and similar terms, as well as references to the "Registrant" in this Annual Report on Form 10-KSB, refer to Global Entertainment Holdings/Equities, Inc. (including its subsidiaries).

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions "Risk Factors" and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ITEM 1.  DESCRIPTION OF BUSINESS.

We are an independent producer and distributor of motion pictures, videos, and other television entertainment. As an independent producer, we are not tied to any of the major motion picture studios. We own the exclusive rights to 14 never-before released feature length films.

We were incorporated on July 10, 1997, in Colorado, using the name Masadi Resources, Inc. On February 10, 1998, we changed our name to International Beverage Corporation. Under a merger agreement dated August 27, 1998, International Beverage Corporation merged with and adopted the name of Global Entertainment Holdings/Equities, Inc. On October 3, 2006, pursuant to a share exchange agreement, we merged with Bayshore Media Group ("Bayshore"). We are the surviving legal entity following the merger with Bayshore, but we are now conducting the business of Bayshore going forward.

Prior to the merger with Bayshore in October 2006, our operations consisted of providing business development support and administrative assistance for technology-driven subsidiaries that license, develop and host interactive digital entertainment software applications. Our former product line was focused on the online gaming sector. Our services were technology based only. We did not manage, operate or own any gaming or wagering activities or entities.

IGW Software, N.V. ("IGW"), our wholly owned subsidiary, a Netherlands Antilles corporation, is engaged in the development, licensing and hosting of proprietary interactive gaming software. IGW derives its revenues from software licensing fees, hosting services and consulting services. IGW was acquired through a stock purchase on June 30, 1998.

We maintain a web site at http://www.globalentertainmentco.com. Information on our web site is not a part of this annual report.

SHARE EXCHANGE AGREEMENT WITH BAYSHORE MEDIA GROUP

Effective October 3, 2006, we entered into a share exchange agreement with Bayshore Media Group (the "Share Exchange").

For accounting purposes, our acquisition of Bayshore was the product of a reverse merger that resulted in Global Entertainment as the surviving legal entity and Bayshore as the accounting survivor and surviving business entity. Our Board of Directors approved and recommended, pursuant to a unanimous written consent dated June 10, 2006, that the proposal to amend our articles of incorporation to increase our authorized capital stock to 500,000,000 common shares and 25,000,000 preferred shares (each with a par value of $0.001) be accepted by our shareholders. A report and notice of a special meeting including such proposal was mailed to our record shareholders as of August 28, 2006. As of the record date there were 8,289,476 shares of our common stock outstanding. At a special meeting held on October 3, 2006, 5,335,342 shares of the Company's common stock voted in favor of the proposal, 52,371 shares were voted against the proposal and there were no abstentions.

At the effective time of the Share Exchange, all outstanding shares of Bayshore's common stock held by 25 shareholders were exchanged on a one for
0.489 basis for an aggregate of 194,541,008 shares of Global Entertainment common stock. Following the Share Exchange, Bayshore became a wholly owned subsidiary of Global Entertainment. In addition, 500,000 shares of our common stock were issued to three consultants that performed services in connection with the share exchange. The aggregate number of shares of Global Entertainment common stock issued represented approximately 98% of the Global Entertainment common stock outstanding immediately after the effective date of the Share Exchange. As a result, the shareholders of Bayshore control the Company. The shares issued to the Bayshore shareholders and consultants were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The Bayshore shareholders had access to information concerning the Company and the opportunity to ask questions about the Company. The shares issued contain a legend restricting their transferability, absent registration or applicable exemption.

ASSET SALE AGREEMENT

On June 13, 2006, our wholly owned subsidiary, IGW Software N.V. entered into an asset sale agreement (the "Asset Sale Agreement") to sell all of its software and hosting assets to V.I.P. Management Services. The assets principally consist of: software applications, hardware, material contracts, licenses, records, and intellectual property rights. The consideration payable for the assets was $4,900,000 which was paid or satisfied by V.I.P. Management Services as follows:

         1.       $3,110,000, in cash at the closing of the asset sale;

         2. $540,000, by payment into a retention account to cover potential post closing liabilities;

         3. $200,000 by payment of an assignment retention to facilitate the assignment of a contract with a key Company vendor; and

         4. the release of the Company from the obligation to repay the debt of US$1,050,000 owed by the Company to V.I.P. Management Services.

Effective September 18, 2006, at a special meeting of our shareholders, the holders of a majority of our outstanding common stock approved the Asset Sale Agreement.

From June 1, 2006 through September 18, 2006, the Company operated its business in consultation with V.I.P. Management Services, in substantially the same manner as prior to the date of the agreement during this period V.I.P. Management Services paid the costs reasonably incurred by the Company in the continuation of its business (excluding the fees of the Company's legal counsel). These costs were approximately $1,251,000.

CURRENT BUSINESS

Since the Share Exchange, we have been independent producer and distributor of motion pictures, videos, and other television entertainment. As an independent producer, we are not tied to any of the major motion picture studios.

In November 2004, Bayshore acquired full right and title to 14 never-before released full-length feature films (the "Company Films") by issuing Bayshore common stock to Giants Entertainment, Inc. and its affiliates. Giants Entertainment Inc. is owned by various affiliates of Global Entertainment. The Company Films are a diverse group of film titles covering all genres - action, comedy, drama, horror, and romance. We intend to release each of the Company Films domestically and internationally in 2007. The Company Films are the following:

         1. BAD FELLAS - A Bryan Genesse action film starring Michael Madsen and Bryan Genesse.
         2. COP ON THE RUN - Action film starring Michael Madsen and William Forsythe.
         3. JUNGLE JUICE - Comedy starring Christopher Walken, Morgan Fairchild, Rutger Hauer and Robert Wagner.
         4. INNOCENT MAN - Action / Drama starring Frank Zagarino and Charles Durning.
         5. SEVENTH VEIL - Thriller directed by Albert Q. Chetwyn starring Christopher Rich.
         6. STRIKE BEHIND ENEMY LINES - Action film starring Frank Zagarino, Billy Drago and Joe Lara.
         7.       UNINVITED GUEST - Thriller starring John Savage and Joe Lara.
         8. $500,000 PAYOFF - A Mike Tristano thriller starring Miles O'Keefe and Angela Nicholas.
         9. DADDYFOX - Thriller starring Tara Daniels, Martin Hancock and Malcolm Pitt.
         10. ITALIAN TIES - Comedy starring Joe Viterelli, Dean Stockwell, Thomas Calabro, Madchen Amick and Meat Loaf.
         11. REVENGE GAMES - Action film starring Shawn Hoffman and Alexandra Kaniak.
         12.      SITTING DUCKS - Comedy starring Annabel Mullion and Serge
                  Sorhic.
         13. ULTIMATE TARGET - Action film starring Michael Madsen, George Cheung and Gary Daniels.
         14. VERY MEAN MEN - Dark comedy starring Martin Landau, Matthew Modine, Ben Gazzara, Charles Durning and Scott Baio.

Although some of the Company Films have been previously marketed and announcements issued in press releases regarding distribution agreements, none of the Company Films have been theatrically released nor have any rights to the films been contracted.

Prior to the Share Exchange, Bayshore's management estimated the costs to re-produce the Company Films at an amount in excess of $129,000,000. Evans & Evans, Inc., an independent appraiser, valued the Company Films at approximately $59,000,000 as of May 31, 2006.

COMPETITION

Competition in the film production and distribution industry is intense. We compete against the major studios, such as AOL-Time Warner, The Walt Disney Company, MCA, Paramount, Fox, and Sony/Columbia, as well as smaller distribution companies owning film catalogs and libraries.

Since we intend to act primarily as our own distributor, we will compete with other distributors for wholesalers, retailers and consumers and for home video rights. This competition, in the case of distribution, is influenced by box office success, advertising, publicity and other factors.

INTELLECTUAL PROPERTY

The Company Films are recorded with the United States Copyright Office under the name of Bayshore Media Group. Thus, we own full right and title to these properties.

GOVERNMENT REGULATION

We expect to be subject to various federal, state and local laws, rules and regulations affecting our operations. By its nature, motion picture production and the ensuing marketing and merchandising activities subjects the business operation to various licensing regulation and reporting requirements by numerous governmental authorities which may include Internet (domestic and worldwide) oversight regulations, production, manufacturing, OSHA, securities, banking, insurance, building, land use, industrial, environmental protection, health and safety and fire agencies in the state or municipality in which each activity is conducted. Difficulties in obtaining or failures to obtain the necessary approvals, licenses or registrations, and unforeseen changes in government regulations directly affecting the Internet and other digital distribution medium, could delay or prevent the development or operation of a given business activity.

Audiovisual works such as motion pictures and television programs are not included in the terms of the General Agreement on Tariffs and Trade. As a result, many countries, including members of the European Union, are able to enforce quotas that restrict the number of United States produced feature films, which may be distributed in such countries. Although the quotas generally apply only to television programming and not to theatrical exhibitions of motion pictures, there can be no assurance that additional or more restrictive theatrical or television quotas will not be enacted or that existing quotas will not be more strictly enforced. Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially or adversely limit our ability to exploit our productions completely. The Office of the United States Trade Representative (USTR) under the Executive Office of the President cites such restrictive trade practices in Korea, China, and The EU as a whole with even more restrictive practices in France, Italy and Spain.

Voluntary industry embargos or United States government trade sanctions to combat piracy, if enacted, could impact the amount of revenue that we realize, if any, from the international exploitation of our productions. The Code and Ratings Administration of the Motion Picture Association of America assigns ratings indicating age group suitably for the theatrical distribution for motion pictures. United States television stations and networks, in addition to foreign governments, could impose additional restrictions on the content of motion pictures, which may restrict, in whole or in part, theatrical or television exhibitions in particular territories. Congress and the Federal Trade Commission are considering, and in the future may adopt, new laws, regulations and policies regarding a wide variety of matters that may affect, directly or indirectly, the operation, ownership and profitably of our business.

In the United States and most countries in which we plan to conduct operations, we are not currently subject to direct regulation other than pursuant to laws applicable to businesses generally. Adverse changes in the legal or regulatory environment relating to the production and distribution of entertainment content in the United States, Europe or elsewhere could have a material adverse effect on our business, financial condition and operating results.

EMPLOYEES

As of May 10, 2007, we had 3 full-time employees. We believe that our relations are good with our employees and does not anticipate any labor relations issues. None of our employees are covered by collective bargaining agreements.

RISK FACTORS

You are urged to read and carefully consider the following risk factors.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2007.

We have incurred losses since inception and have not generated revenues during fiscal 2005 and 2006. During fiscal 2006, we incurred a net loss of $1,105,375. Achieving profitability depends upon numerous factors, including out ability to raise additional capital in order to fund our operations, which in turn could generate sales. We do not anticipate that we will be profitable in fiscal 2007. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate revenues and the availability of outside financing for working capital. If we are unable to generate sufficient revenues in the near future to cover our expenses or obtain outside capital to cover operating expenses, we may be unable to expand or maintain business operations.

WE MAY REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business. Should this occur, the value of your investment in the common shares could be adversely affected, and you could even lose your entire investment.

IF WE OBTAIN ADDITIONAL FINANCING, EXISTING SHAREHOLDER INTERESTS MAY BE
DILUTED.

We may need to raise additional funds in the near future to fund our operations, deliver, expand, or enhance our products and services, finance acquisitions and respond to competitive pressures or perceived opportunities. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. In addition, any convertible securities issued may not contain a minimum conversion price, which may make it more difficult for us to raise financing and may cause the market price of our common stock to decline because of the indeterminable overhang that is created by the discount to market conversion feature. In addition, any new securities could have rights, preferences and privileges senior to those of our common stock. Furthermore, we cannot assure you that additional financing will be available when and to the extent we require it or that, if available, it will be on acceptable terms.

WE MAY NOT REALIZE THE ANTICIPATED BENEFITS OF THE SHARE EXCHANGE.

Under the Share Exchange and Asset Sale Agreement, we disposed of our former business operations and implemented Bayshore's business as our current business. Although we believe that the Share Exchange will permit us to achieve a greater level of success than is possible with our former business, there can be no assurance that, following the Share Exchange, our current business plan will succeed.

WE CURRENTLY HAVE LIMITED INTERNAL SALES AND MARKETING CAPABILITIES, AND OUR INABILITY TO DEVELOP OUR SALES AND MARKETING CAPABILITIES EITHER INTERNALLY OR THROUGH THIRD PARTY COMPANIES WILL ADVERSELY AFFECT OUR ABILITY TO EXPAND OUR OPERATIONS AND GENERATE REVENUES.

In order to expand our operations and generate revenues, we will need to retain new employees to develop and oversee a comprehensive marketing and public relations campaign. We will also need to rely extensively on third-party marketing companies. Our failure to successfully develop sales and marketing capabilities either internally or on an outsourced basis would adversely affect our ability to develop our products and generate revenues. We cannot determine if we will be able to attract and or contract with qualified personnel or consultants to oversee our marketing and public relations needs. Any failure to attract and retain qualified marketing and public relations staff, and/or to contract with third-party marketing support resources, could impede or otherwise harm our operations and in turn prevent us from generating revenues which would harm the value of your investment in our securities.

WE FACE INTENSE COMPETITION, INCLUDING COMPETITION FROM COMPANIES WITH SIGNIFICANTLY GREATER RESOURCES THAN OURS, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH THESE COMPANIES, OUR MARKET SHARE MAY DECLINE AND OUR BUSINESS COULD BE HARMED.

The media content and distribution industry is highly competitive and barriers to entry are low. A number of our competitors have significantly greater financial, technological, marketing, and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in their products and services. In addition, new companies may enter the markets in which we compete, further increasing competition in the industry. We believe that our ability to compete successfully depends on a number of factors, including effective advertising and marketing, high quality, value, and many other factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our business, which would adversely impact the trading price of our common shares.

IF WE FAIL TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, OUR ABILITY TO GENERATE REVENUES WOULD BE IMPAIRED.

Our inability to protect against the unauthorized use of our content could harm our business and the value of your investment. Attempting to protect against such illegal practices, or bringing claims if such illegal practices are discovered, would be costly and may not prevent or remedy the problem. If we lose revenues due to the failure to protect our intellectual property rights, the value of your investment in our securities could be harmed.

WE MAY BECOME INVOLVED IN LITIGATION OVER INTELLECTUAL PROPERTY RIGHTS; LITIGATION COSTS AND DISTRACTIONS COULD HARM OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

Any intellectual property litigation, whether brought by us or by others, could result in the expenditure of significant financial resources and the diversion of management's time and efforts. In addition, litigation in which we are accused of infringement or other wrongdoing in connection with our content may cause delays or suspension of services even before the issue of infringement or wrongdoing has been decided on the merits. If any litigation were not resolved in our favor, we could become subject to substantial damage claims from third parties. We could be enjoined from the continued use of our content. If a successful claim of infringement or wrongdoing were made against us and we could not resolve it in a timely and cost-effective basis, our expenses would increase and our revenues, if any, could decrease. If we experience increased costs or loss of revenues the value of your investment in our securities could be harmed.

OUR OPERATING RESULTS WILL DEPEND ON OUR ABILITY TO PREDICT OR RESPOND TO CONSUMER PREFERENCES.

Our operating results depend in part on our ability to predict or respond to changes in consumer preferences and trends in a timely manner. We intend to develop new concepts and continuously adjust our products and services mix in an effort to satisfy customer demands. Any sustained failure to identify and respond to emerging trends in consumer preferences could have a material adverse affect on our business. Consumer spending may be affected by many factors outside of our control, including competition, consumer confidence and preferences, and general economic conditions.

IF CONSUMERS SPEND LESS ON ENTERTAINMENT-RELATED GOODS AND SERVICES, WE MAY HAVE DIFFICULTY GENERATING REVENUES OR BECOMING PROFITABLE.

Our business opportunities are directly dependent upon the level of consumer spending on entertainment products and other related products, a discretionary spending item. In addition, our success depends upon a number of factors relating to consumer spending, including future economic conditions affecting disposable consumer income such as employment, business conditions, interest rates, and tax rates. Consumer spending in general or spending in the entertainment market in particular may decline, which would likely have a direct effect on our ability to generate revenues.

OUR ENTERTAINMENT LIBRARY MAY BE DAMAGED OR DESTROYED IF WE OR ANYONE ELSE FAIL TO PROPERLY CARE FOR AND PRESERVE THE PROPERTIES.

Film negatives, often referred to as masters, must be properly cared for and stored at the appropriate conditions. All of the 14 films to which we hold title are in safekeeping in storage facilities in Los Angeles, California. We carry liability insurance to cover the loss or damage on any of our films. Such insurance, however, may not fully cover the recreation of any lost or destroyed property. Any errors or failures to properly care for any of our films could result in the loss, damage or destruction to those properties, which may have an adverse effect on our operations.

GOVERNMENTAL RESTRICTIONS MAY ADVERSELY AFFECT OUR REVENUES.

Our ability to compete in certain foreign territories with either film or television products is affected by local restrictions and quotas. In certain countries, local governments require that a minimum percentage of locally produced productions be broadcast, thereby further reducing available time for exhibition of our productions. Additional or more restrictive theatrical or television quotas may be enacted and countries with existing quotas may more strictly enforce such quotas. Additional or more restrictive quotas or stringent enforcement of existing quotas could materially and adversely affect our business by limiting our ability to fully exploit our productions internationally.

THE MOTION PICTURE INDUSTRY IS SUBJECT TO PIRACY, WHICH MAY AFFECT OUR EARNINGS.

The motion picture industry may continue to lose an indeterminate amount of revenue as a result of motion picture piracy in the form of unauthorized copying of our films at post production houses, copies of prints in circulation to theaters, unauthorized video taping at theaters and other illegal means of acquiring our copy-written material. The USTR has placed Argentina, Brazil, Egypt, Indonesia, Israel, Kuwait, Lebanon, Pakistan, Philippines, Russia, Ukraine and Venezuela on the 301 Special Watch List for excessive rates of piracy of motion pictures and optical disks. The USTR has placed Azerbaijan, Bahamas, Belarus, Belize, Bolivia, Bulgaria, Colombia, the Dominican Republic, Ecuador, Hungary, Italy, Korea, Latvia, Lithuania, Mexico, Peru, Romania, Taiwan, Tajikistan, Thailand, and Uzbekistan on the watch list for excessive piracy. Increased or continued piracy will have a negative effect on our earnings.

WE ARE DEPENDENT FOR OUR SUCCESS ON A FEW KEY EXECUTIVE OFFICERS. OUR INABILITY TO RETAIN THOSE OFFICERS WOULD IMPEDE OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

Our success depends on the skills, experience and performance of key members of our management team. We are heavily dependent on the continued services of Mr. David Dadon, our Chairman of the Board, Mr. Jacob Dadon, our President, Chief Executive Officer, and Chief Financial Officer, and Lydia Dadon, our Secretary. We do not have long-term employment agreements with the above-named individuals. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although we intend to issue stock options or other equity-based compensation to attract and retain key individuals, such incentives may not be sufficient to attract and retain them.

NEW RULES, INCLUDING THOSE CONTAINED IN AND ISSUED UNDER THE SARBANES-OXLEY ACT OF 2002, MAY MAKE IT DIFFICULT FOR US TO RETAIN OR ATTRACT QUALIFIED OFFICERS AND DIRECTORS, WHICH COULD ADVERSELY AFFECT THE MANAGEMENT OF OUR BUSINESS AND OUR ABILITY TO OBTAIN OR RETAIN LISTING OF OUR COMMON STOCK.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on the board of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC. Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual's independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business could be adversely affected.

OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING MAY NOT BE EFFECTIVE, AND OUR INDEPENDENT AUDITORS MAY NOT BE ABLE TO CERTIFY AS TO THEIR EFFECTIVENESS, WHICH COULD HAVE A SIGNIFICANT AND ADVERSE EFFECT ON OUR BUSINESS.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, are incurring additional expenses and, to a lesser extent, diverting management's time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as
Section 404. We are currently performing the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management's report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

IF WE ARE UNABLE TO OBTAIN ADEQUATE INSURANCE, OUR FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED IN THE EVENT OF UNINSURED OR INADEQUATELY INSURED LOSS OR DAMAGE. OUR ABILITY TO EFFECTIVELY RECRUIT AND RETAIN QUALIFIED OFFICERS AND DIRECTORS COULD ALSO BE ADVERSELY AFFECTED IF WE EXPERIENCE DIFFICULTY IN OBTAINING ADEQUATE DIRECTORS' AND OFFICERS' LIABILITY INSURANCE.

We may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, our financial condition may be materially adversely affected. We may be unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage the company.

THE MARKET PRICE FOR OUR COMMON SHARES MAY BE PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY, AND LACK OF REVENUES OR PROFITS. YOU MAY BE UNABLE TO SELL YOUR COMMON STOCK AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price could continue to be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history, and uncertainty of future market acceptance for the products and services we offer. As a consequence of this enhanced risk, more risk averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors will be beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain market prices at or near the Offering price, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

         1. quarterly variations in our revenues, if any, and operating expenses;
         2.       announcements of new products or services by us;
         3.       fluctuations in interest rates;

         4. the operating and stock price performance of other companies that investors may deem comparable to us; and
         5. news reports relating to trends in our markets or general economic conditions.

The stock market in general, and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

THE APPLICATION OF THE "PENNY STOCK" RULES TO OUR COMMON STOCK COULD LIMIT THE TRADING AND LIQUIDITY OF OUR COMMON STOCK, ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK, AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

As long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the "penny stock" rules, unless we otherwise qualify for an exemption from the "penny stock" definition. The "penny stock" rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of the Common Stock, reducing the liquidity of an investment in the Common Stock and increasing the transaction costs for sales and purchases of our common shares as compared to other securities.

OUR CORPORATE ACTIONS ARE SUBSTANTIALLY CONTROLLED BY OUR PRINCIPAL SHAREHOLDERS AND AFFILIATED ENTITIES.

Our principal shareholders and their affiliated entities own approximately 98% of our outstanding voting shares. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all our shareholders.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE THE PRICE OF OUR COMMON STOCK TO FALL.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

         1. mismatches between resource allocation and client demand due to difficulties in predicting client demand in a new market;
         2. changes in general economic conditions that could affect marketing efforts generally and online marketing efforts in particular;
         3.       the magnitude and timing of marketing initiatives;
         4. the maintenance and development of our strategic relationships;
         5. the introduction, development, timing, competitive pricing and market acceptance of the products and services we offer and those of our competitors;
         6.       our ability to attract and retain key personnel; and
         7.       our ability to manage our anticipated growth and expansion.

OUR RIGHT TO ISSUE ADDITIONAL SECURITIES AT ANY TIME COULD HAVE AN ADVERSE EFFECT ON YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

We may generally issue securities, or options or warrants to purchase those securities, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. We may issue additional securities to raise capital to further our development and marketing plans and to produce greater quantities of content. It is also likely that we will be required to issue additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plan. The issuances may be very significant. If you are a shareholder, your proportionate ownership and voting rights could be adversely affected by the issuance of additional securities, or options or warrants to purchase those securities, including a significant dilution in your proportionate ownership and voting rights.

FUTURE SALES OF OUR COMMON STOCK COULD PUT DOWNWARD SELLING PRESSURE ON OUR SHARES, AND ADVERSELY AFFECT THE STOCK PRICE. THERE IS A RISK THAT THIS DOWNWARD PRESSURE MAY MAKE IT IMPOSSIBLE FOR A SHAREHOLDER TO SELL HIS SHARES AT ANY REASONABLE PRICE, IF AT ALL.

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could put downward selling pressure on our shares, and adversely affect the market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices are located at 23760 Oakfield Road, Hidden Hills, California 91302. We currently lease 1,500 square feet of office space under a 2 year lease ending January 2, 2009, at a monthly minimum base lease rate of $3,000.

We previously leased corporate offices at 703 Waterford Way, Miami, Florida. There, we leased 7,074 square feet of office space under an initial five year lease ending July 13, 2008, at a monthly minimum base lease rate of $11,495. At inception of the lease, we obtained a rent holiday equivalent to three months of rent which is being amortized over the life of the lease. On March 31, 2007, we abandoned the premises and were subsequently sued by the owner of the property for the alleged breach of the lease. See Item 3 of this report.

Our server facility lease commenced on July 15, 2003 for an initial three year period with one year automatic renewals thereafter. The monthly recurring fee on the server facility lease is $7,045.

ITEM 3. LEGAL PROCEEDINGS

Global Entertainment Holdings/Equities, Inc. v. Bryan Abboud, et al. (United States District Court, Southern District of Florida, Case No. 07-20658-CIV). On March 12, 2007, the Company caused a complaint to be filed in federal district court in the Southern District of Florida against Bryan Abboud, Clinton H. Snyder, Merrill Lynch, Inc., Northern Trust Bank, Corporate Stock Transfer, Inc., Alvin F. Lindsey, Esq., and Hogan & Hartson, LLP alleging securities fraud under federal securities laws and civil theft, breach of fiduciary duty, intentional interference with advantageous business relationships, replevin, conversion, conspiracy, and negligent representation under Florida state law. The Company seeks damages and equitable relief.

Bryan Abboud v. Global Entertainment Holdings/Equities, Inc., et al. (Circuit Court of the Eleventh Judicial Circuit, Florida, Case No. 06-25278 CA 20). On November 11, 2006, Bryan Abboud caused a complaint to be filed in the circuit court of the eleventh judicial circuit in and for Miami-Dade County, Florida against the Company, Bayshore Media Group, Jacob Dadon, and David Dadon alleging breach of contract, rescission, fraudulent inducement, conversion, civil theft, and civil conspiracy. Mr. Abboud seeks a declaratory judgment, a constructive trust, an accounting, and a temporary injunction.

Teachers Insurance and Annuity Association of America v. Global Entertainment Holdings/Equities, Inc. (County Court in and for Miami-Dade County, Florida, Case No. 07-3511 CC 05). On February 26, 2007, the Teachers Insurance and Annuity Association of America caused a complaint to be filed in the county court in and for Miami-Dade County, Florida against the Company for an action for possession of non-residential property pursuant to applicable Florida law. The court entered final judgment on March 9, 2007, restoring possession of the premises to the Plaintiff. The Plaintiff then initiated a second action against the Company on April 9, 2007 (Case No. 07-10078 CA 15 pending in Circuit Court, Eleventh Judicial Circuit in and for Miami-Dade County, Florida), seeking monetary damages in connection with the breach of the lease in the approximate amount of $145,017.

With the exception of the above, we currently are not a party to any pending legal proceedings and, to our knowledge, no governmental authority is contemplating the initiation of any legal proceeding against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See our report on Form 8-K filed on October 6, 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol "GAMT." The following table sets forth the high and low bid information of our common stock on the OTC Bulletin Board for each quarter during the last two fiscal years and the subsequent interim period, as reported by the OTC Bulletin Board. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     2007            High       Low
--------------     --------  --------
First Quarter      $   0.76  $   0.12


     2006            High       Low
--------------     --------  --------
First Quarter      $   0.43  $   0.08
Second Quarter         1.06      0.13
Third Quarter          1.75      0.20
Fourth Quarter         1.50      0.12


     2005            High       Low
--------------     --------  --------
First Quarter      $   0.20  $   0.12
Second Quarter         0.50      0.11
Third Quarter          0.47      0.11
Fourth Quarter         0.42      0.12


HOLDERS

As of May 10, 2007, we had 241 shareholders of record.

DIVIDENDS

We declared dividends on our common stock in the amount of $2,300,000, or $0.84 per share, in fiscal 2006.

Any future determination as to the payment of dividends on our common stock will be at the discretion of the Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by the Board of Directors, including the General Corporation Law of the State of Colorado. The declaration of dividends on our common stock also may be restricted by the provisions of various agreements that we may enter into from time to time.

As of December 31, 2006 we did not have any securities authorized for issuance under any equity compensation plan.

In October 2006 we issued 194,541,008 shares of our common stock to 25 shareholders of Bayshore Media Group in exchange for all of the outstanding shares of Bayshore. The shares issued to the Bayshore shareholders were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The Bayshore shareholders had access to information concerning us and the opportunity to ask questions about us. The shares issued contain a legend restricting their transferability, absent registration or an applicable exemption.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2006 and 2005 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-KSB. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the "Risk Factors", "Cautionary Notice Regarding Forward-Looking Statements", and elsewhere in this report. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

PLAN OF OPERATIONS

Our core library consists of 14 full-length feature films. The films encompass a diverse range of interest covering several genres: action, comedy, drama, horror and romance.

A number of the films have established actors, which we believe will generate more lucrative distribution agreements and contribute to a less resistant path in securing such agreements. In the short term, our primary focus will be on executing distribution agreements for these films. Independently produced films typically have a combination of distribution deals throughout the life of the project. Negotiations for these deals are usually facilitated through a combination of foreign sales agents and domestic producers' representatives. Licensing arrangements in various territories may be entered into with major studios, mini-major studios or independents, or a combination of all three. We anticipate utilizing our principals' and consultants' experience and names within the industry to attract interest for securing distribution arrangements.

Further, our principals have experience in developing additional revenue sources through merchandising and marketing of the unique characters and properties created within each film. We will leverage our resources to develop strategic alliances for not only the marketing and merchandising of our properties, but for developing and producing new entertainment properties.

KEY STRATEGIC ELEMENTS

         1.       Build a vertically integrated media company.

We intend to acquire additional independent production and distribution firms, film libraries and build out or acquire production and post-production facilities.

         2.       Employ new technology for production and distribution.

New technology is having an impact in all areas of the entertainment industry. Small and medium sized production companies, we believe, have yet to fully engage digital technology in the pre- and post-production environment. This extends from using digital film technology, webcasting, digital distribution to digital safekeeping, all of which offer new opportunities and improved economics for production.

         3. In-house distribution expertise accompanying a volume of product.

The entertainment industry is rapidly changing. New distribution channels have opened in the past decade offering revenue opportunities not considered by most small and medium production companies. Current revenue channels include theatrical or box office release, video cassette and DVD, pay-per-view television, cable television, network television, television syndication, non-theatrical exhibition (airlines, ships, military, prisons, hotels and other private venues) and the international markets. New and future channels include the personal computer gateway utilizing broadband connections with compression/decompression and television through new broadcasting bandwidth opened up by the analog to digital transition.

Reaching current and future channels is difficult for independent production companies that do not have a reasonable volume of product. It is generally a challenge for a one or two film company to attract volume purchasers or economically support an in-house distribution department. By starting with a library of fourteen films and aggressively growing through organic and acquisition targets, our management believes it will better position itself for delivering product to these channels with a variety of offerings. This strategy plays a key role in extending the shelf life of a feature film and maximizing its revenue potential.

THE RELEASE STRATEGY

The most common release pattern, in which the film is released nationally in all markets, is referred to as a wide release, i.e. the film is simultaneously released to over 1,500 screens. This is the pattern used by the major film studios, since this type of release pattern requires a heavy investment in prints and national advertising, which while having reach into all markets, is expensive. With a wide release, the producers and distributors can realize revenues to recoup their investment in a shorter time period (provided that the film is successful). Finally, revenues from DVD sales can also be realized faster from a quickly executed theatrical release (the shorter the time period between the theatrical release and the videocassette/DVD release, the greater the potential for video unit income).

With a modified wide release (or platform release) the film will open in a few major markets and expand week by week to build awareness and allow positive word-of-mouth reputation to develop. This type of release would initially be supported by spot advertising (advertising in a specific geographical area, such as a city) and may move to national advertising once it expands to other markets.

Exclusive and limited runs begin with engagements at a limited number of screens, traditionally in large urban areas (e.g. New York and Los Angeles in the U.S. and Toronto in Canada). Based on favorable reviews and positive word-of-mouth, the film may move slowly to additional theatres. This release pattern is almost always used for upscale `arthouse' or foreign films and may be part of a platforming strategy, where critical acclaim in an important market will assist in providing momentum for a wide release.

Territorial saturation involves saturating a territory with bookings, heavy advertising and promotion, before moving on to another territory. This method would be used for films tailored to specific markets.

The marketing and promotion of films is an expensive endeavor (the cost of marketing and promotion alone for a film requires a minimum of $2 million in the United States), often requiring sources of external financing. We plan to obtain private financing to support its growth needs. In the event we do not raise the required amount, the principals have committed to provide us with the necessary funding to achieve our business objectives. However, there are no guarantees or assurances that the principals will provide us with such funding.

MARKETING PLAN

With regards to the sales and marketing plan, we have developed a set of overall corporate objectives and initiatives and a very detailed tactical marketing plan based on our management's experience in the industry.

Our marketing strategy reflects management's plan to build a vertically integrated company with a number of integrated profit centers. At the core of the marketing plan is developing domestic and international brand recognition for us as a provider of premier entertainment services.

Key aspects of our marketing plan are outlined below:

         INTEGRATED NATIONAL ADVERTISING AND PROMOTION STRATEGY. - We intend to advertise in several national magazines as well as industry specific publications (such as, Hollywood Reporter). We will also participate in joint advertising campaigns with strategic partners.

         WEBSITE/ONLINE PRESENCE. - We intend for our website to develop into a central hub with portals for fans, distributors, and clients. Each portal will feature unique content, such as chat rooms, bulletin boards, secure distribution/distributor access, and access to expert opinions on various subjects specifically chosen for its target market. We will eventually develop new portals with different target markets as offshoots of the core hub that can leverage off the main user base. Online and offline marketing and advertising will be used to drive traffic to the website. The website will be optimized to ensure all major search engines will pick up and list in prime search results pages. We will capture a significant amount of traffic from searches initiated by people looking for us specifically, or looking for content entertainment in general.

         PUBLIC RELATIONS. - We intend to work with editors and writers of identified trade and industry journals/magazines in an effort to secure coverage of events and successes. Importantly, we will attempt to secure coverage of the launch of each new film or entertainment property. We are currently in the process of evaluating public relations firms and intend to choose one to administer our public relations campaign. The public relations should increase our visibility by placing key individuals on high-profile talk television and radio shows.

         TELEVISION ADVERTISING AND PROMOTION. - We intend to build relationships with key media personalities prior to launch. Television advertising may be a medium used in future campaigns. While able to saturate a market in a short period of time, TV ads need to be run consistently and ideally during peak target market viewing times. Given the expense associated with television advertising, we intend for this medium to be used in the medium- to long-term once the level of operations can support the expense.

         RADIO ADVERTISING AND PROMOTION. - We intend to use radio as an advertising method to raise awareness of our entertainment properties and to drive traffic to our website.

         OPT-IN CONTESTS AND REWARD PROGRAMS. - We intend to host a variety of fun and entertaining contests on our website. Prizes would be sponsored by us or our affiliate partners, and would encompass a broad range of tangible awards (branded merchandise, movie passes, clothing etc.). The rewards programs would be time sensitive, forced redemption offers that encourage people to act in a prescribed manner. Contests and rewards would coincide with the theatrical or video release of our films.

         NEWSLETTER. - We intend to develop an online newsletter, a cost effective method of disseminating information on our products and industry news.

         MEMBERSHIPS IN KEY INDUSTRY ASSOCIATIONS. - We will join key industry associations to increase brand awareness. We are already a member of the American Film Market and have identified several key organizations in which management team members will be actively involved. The American Film Market each November gathers over 8,000 industry leaders in Santa Monica, California for eight days of deal making, screenings, seminars, red carpet premieres and networking. The attendees include acquisition and development executives, agents, attorneys, directors, distributors, financiers, film commissioners, producers, writers and international press.

         INVESTOR RELATIONS/PRESS RELEASES. - While advertising will "get the word out", our press coverage will provide credibility. Media relations will not only keep the public informed of news pertaining to our activities but will also provide an appropriate business and consumer image. A solid media relations campaign is expected to both serve to reinforce the advertising in targeted regions, and also to result in national and international media attention in diverse markets.

         NEWS CLIPPING SERVICE. - We plan to immediately establish an affiliation with a news clipping service, which will not only clip all articles written about us but will also collect all news relating to the entertainment industry in specific areas. This provides vital contact with reporters who have previously written about the topic and therefore have an interest in receiving more information and covering it again.

         DIRECT MAIL. - We are pursuing global reach, and direct mail will be considered cost-effective if redemption rates are high. Direct mail is useful for targeting specific demographic subgroups.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had a working capital of $59,323.08.

We have incurred substantial losses, have an accumulated deficit and need additional working capital. These matters raise substantial doubt about our ability to continue as a going concern. Our management is attempting to develop sales to cover expenses and obtain an infusion of capital from private investors. Our ability to continue as a going concern is dependent upon raising additional capital.

Although short-term loans from management will be sufficient to fund our short-term capital needs we will need to sell equity or debt securities or obtain credit lines from financial institutions to meet our longer-term capital requirements. There is no assurance that we will be able to obtain additional capital in amounts or on acceptable terms, if at all or on a timely basis.

ITEM 7. FINANCIAL STATEMENTS

See our financial statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 28, 2006, we dismissed Mahoney Cohen & Company, CPA P.C. as our independent auditors.

The reports of Mahoney Cohen & Company on our financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with its audits for the two most recent fiscal years and subsequent interim period ended December 28, 2006 there were no disagreements with Mahoney Cohen & Company on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Mahoney Cohen & Company, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its audits of our financial statements for the past two years.

Our Board of Directors approved the decision to change independent auditors.

We hired Spector & Wong, LLP as our new independent auditors as of December 28, 2006. Prior to this time we did not consult with Spector & Wong. regarding the application of accounting principles or the type of audit opinion that might be rendered by Spector & Wong on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Jacob Dadon Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal year ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

         (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

         (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

         (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is partially based on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our current executive officers and directors are:

   NAME               AGE                           POSITION
-----------           ---            ---------------------------------------
Jacob Dadon            25            President, Chief Executive Officer,
                                     Chief Financial Officer, and Director

Lydia Dadon            49            Secretary and Director

David Dadon            55            Chairman and Director

JACOB DADON. Mr. Dadon has been our President, Chief Executive Officer, Chief Financial Officer, and a director since October 2006. From 2004 to 2006, Mr. Dadon served as Chief Executive Officer, Chief Financial Officer, and a director of Bayshore Media Group. Mr. Dadon also currently serves as President of Giants Entertainment, Inc., a Nevada private corporation, since 2001. To date, Mr. Dadon has served as executive producer on over 20 films.

LYDIA DADON. Mrs. Dadon has been our Secretary and a director since October 2006. From 2004 to 2006, Mrs. Dadon served as a director of Bayshore Media Group. From April 1989 through May 2003, Mrs. Dadon served as an executive producer at Giants Entertainment, Inc. Mrs. Dadon has over seven years of experience in entertainment and film-making, and has served as executive producer on over 20 films to date.

DAVID DADON -Mr. Dadon has been our Chairman and a director since October 2006. From 1999 to 2006 Mr. Dadon served as Chairman of Giants Entertainment Inc. From 2005 to 2006 Mr. Dadon served at Chairman of the Board, Secretary and Director for Brookmount Explorations Inc. During 2006 Mr. Dadon served as Chairman for Smart SMS Corp. During 2004 Mr. Dadon served also as Chairman for ViaStar Media Corporation. During 2003 to 2004 Mr Dadon served as Chairman for Hairmax International Corp. Mr Dadon has over 18 years of experience in entertainment and film making and has served as Producer on over 20 films to date. Mr. Dadon has a vast knowledge of world wide sales and acquisitions of motion pictures and television.

All directors hold office until the next annual meeting of our shareholders and until their successors have been duly elected and qualified. Officers serve at the pleasure of the board of directors.

David Dadon and Lydia Dadon are husband and wife, and Jacob Dadon is their son.

We currently do not have a standing Audit Committee, Compensation Committee, or Nominating Committee. Our Board of Directors serves as our Audit Committee, Compensation Committee, and Nominating Committee. We currently do not have a financial expert within the meaning of the applicable SEC rules as management does not believe one is necessary in light of the Company's current stage of development.

None of our directors are independent as that term is defined by the NASD.

We have adopted a Code of Business Conduct and Ethics which is designed to set the standards of business conduct and ethics and help resolve ethical issues. The Code applies to all of our directors, officers, and employees. The purpose of the Code is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Our Code of Ethics was filed as Exhibit 14.1 to our registration statement on Form 10-SB. Upon written request to the Company, we will provide a copy of the Code free of charge.

ITEM 10. EXECUTIVE COMPENSATION

                                                                       All
                                                                      Other
                                                                     Annual
                                                   Stock    Option   Compen-
Name and Principal   Fiscal     Salary     Bonus   Awards   Awards    sation
     Position         Year       (1)        (2)     (3)      (4)       (5)       Total
-----------------    ------    --------    -----   ------   ------   -------    --------
Jacob Dadon,          2006     $ 50,000       --       --       --        --    $ 50,000
President, CEO,
and CFO, since
October 3, 2006

Lydia Dadon           2006     $ 30,000       --       --       --        --    $ 30,000
Secretary, since
October 3, 2006

Bryan Abboud (1)      2006     $117,000       --       --       --        --    $117,000
former President      2005     $156,000
and CEO, prior to
October 3, 2006


----------
(1)      The dollar value of base salary (cash and non-cash) received.
(2)      The dollar value of bonus (cash and non-cash) received.
(3) During the periods covered by the table, the value of the Company's shares issued as compensation for services to the persons listed in the table.
(4) The fair value of all stock options granted during the periods covered by the table calculated in accordance with FAS 123R.
(5) All other compensation received that the Company could not properly report in any other column of the table.

Bryan Abboud resigned on October 3, 2006 following the acquisition of Bayshore.

During the year ended December 31, 2006 we did not grant any stock options or stock awards to our officers or directors.

We did not pay our directors for their services as directors during fiscal year 2006.

Our non-employee directors will receive annual options to purchase 15,000 shares each of our common stock. The options bear exercise prices equal to the weighted average of our common stock's closing price for the three (3) months prior to the granting of such options. Awarding occurs at the beginning of the year and vesting occurs as the year transpires or upon termination of the director. All directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business.

We have not entered into any employment agreements with any of our current executive officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the number of the Company's common shares owned beneficially as of April 13, 2007 by: (i) each person who is known by the Company to own beneficially more than five percent (5%) of any class of the Company's voting securities, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares listed. The address of each person listed is in care of Global Entertainment Holdings/Equities, Inc., 23760 Oakfield Road, Hidden Hills, California 91302.

    Name and Address               Amount and Nature       Percent
    Beneficial Owners           of Beneficial Ownership    of Class
--------------------------      -----------------------    --------
Jacob Dadon (1)                       27,608,504            12.26%
Lydia Dadon                           27,608,504            12.26%
David Dadon                           27,608,504            12.26%
Jacqueline Dadon (1)                  21,608,504             9.60%
Barry Dadon(1)                        21,608,504             9.60%
Darryl Dadon (1)                      21,608,504             9.60%
Mazelle Dadon (1)                     21,608,504             9.60%
Giants Entertainment, Inc.            40,306,486            17.90%
All officers and directors
    as a group (3 persons)            82,825,512            36.79%

----------
(1) Holds 20% beneficial ownership in Giants Entertainment, Inc. Shares beneficially owned do not include any shares beneficially owned through ownership interest in Giants Entertainment, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 31, 2006, previous directors loaned the Company $200,000 for working capital. This loan was due August 31, 2006, accruing interest at an annual rate of 12%. This loan has been fully repaid.

ITEM 13. EXHIBITS

EXH.
NO.      DESCRIPTION OF EXHIBIT
---      -----------------------------------------------------------------------
2.1      Share Exchange Agreement, as amended, effective October 3, 2006 (1)

3.1      Articles of Incorporation (2)

3.2 Amendment to Articles of Incorporation filed August 13, 2003 with the Colorado Secretary of State

3.3 Amendment to Articles of Incorporation for Reverse Stock Split filed September 25, 2006 with the Colorado Secretary of State (1)

3.4 Amendment to Articles of Incorporation for Increase in Authorized Common Stock filed October 3, 2006 with the Colorado Secretary of State
         (1)

3.5      Bylaws (4)

4.1      Certificate of Designation, Series A Preferred Stock (6)

10.1 Asset Sale Agreement dated June 13, 2006, as amended (effective September 18, 2006) (1)

10.2     2002 Non-Qualified Stock Option Plan (4)

14.1     Code of Ethics (2)

16.1     Letter on change in certifying accountant (5)

21.1     Subsidiaries

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
         (1) Filed as an exhibit to the Company's report on Form 8-K filed September 22, 2006.
         (2) Filed as an exhibit to the Company's Registration Statement on Form 10-SB filed October 14, 1999.
         (3) Filed as an exhibit to the Company's report on Form 8-K filed September 25, 2002.
         (4) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed February 20, 2002.
         (5) Filed as an exhibit to the Company's report on Form 8-K/A filed February 23, 2007.
         (6) Filed as an exhibit to the Company's report on Form 8-K filed May 27, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Mahoney Cohen & Company, CPA, P.C. audited our financial statements for the fiscal years ended December 31, 2005 and 2004. The following table shows the aggregate fees billed to us by Mahoney Cohen & Company for the two years ended December 31, 2006.

                                            2005              2006
                                            ----              ----

         Audit Fees                       $64,500            $23,384
         Audit Related Fees                    --                 --
         Tax Fees                           5,036             11,378
         All Other Fees                       855                 --

         Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our 10-QSB reports for the fiscal year. Before Mahoney Cohen & Company was engaged by us to render audit or audit related services, the engagement was approved by our Directors. Our Board of Directors was of the opinion that the Audit Related Fees charged by Mahoney Cohen & Company were consistent with Mahoney Cohen & Company maintaining its independence from us.

         Effective December 28, 2006 we hired Spector & Wong to be our independent certified public accountants.

         Spector & Wong, LLP audited our financial statements for the year ended December 31, 2006. However since we did not hire Spector & Wong until December 28, 2006, Spector & Wong did not bill us for any services during 2006.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GLOBAL ENTERTAINMENT
                                      HOLDINGS/EQUITIES, INC.

Date: May 17, 2007                    By: /s/ Jacob Dadon
                                         ----------------------------------
                                         Jacob Dadon,
                                         President, Chief Executive Officer
                                         (Principal Executive Officer), and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 17, 2007                    By: /s/ Jacob Dadon
                                         ----------------------------------
                                         Jacob Dadon, Director



Date: May 17, 2007                    By: /s/ Lydia Dadon
                                         ----------------------------------
                                         Lydia Dadon, Director



Date: May 17, 2007                    By: /s/ David Dadon
                                         ----------------------------------
                                         David Dadon, Director

HAROLD Y. SPECTOR, CPA       SPECTOR & WONG, LLP            80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA      Certified Public Accountants        SUITE 723
                               (888) 584-5577               PASADENA, CA 91101
                             FAX (626) 584-6447



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of Global Entertainment Holdings/Equities, Inc.

We have audited the accompanying consolidated balance sheet of Global Entertainment Holdings/Equities, Inc. as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as described in the following paragraphs, we conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Because of inadequacy in the Company's accounting records, we were unable to form an opinion regarding the amounts at which property and equipment and accumulated depreciation are recorded in the accompanying consolidated balance sheet at December 31, 2006, stated at $354,102 and $231,989, respectively, and the amount of depreciation expense for the year then ended, stated at $47,091.

Because of inadequacy in the Company's accounting records, we were unable to form an opinion regarding the amounts at which accounts payable and accrued liabilities are recorded in the accompanying consolidated balance sheet at December 31, 2006, stated at $320,232 and $1,069,192, respectively.

The Company's film inventory is valued on the basis of a valuation by reference to an appraisal report dated November 15, 2005. The Company's accounting records did not permit us to extend our auditing procedures sufficiently to satisfy ourselves about the inventory valuation, stated at $59,800,000 in the accompanying consolidated balance sheet at December 31, 2006.

We are unable to obtain a discussion and examination of the pending or threatened litigation discussed in Notes 14 and 15 from the Company's outside legal counsel.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had the accounting records been adequate for us to satisfy ourselves about the property and equipment and related accumulated depreciation, and the inventory, and the accounts payable and accrued liabilities recorded in the consolidated financial statements, and had we been able to obtain a discussion or evaluation of pending and threatened litigation from the Company's outside legal counsel as discussed in the proceeding paragraph, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of Global Entertainment Holdings/Equities, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with Public Company Accounting Oversight Board (United States).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Spector and Wong, LLP
Spector and Wong, LLP
Pasadena, California
May 17, 2007

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                                      As of
                                                                                  DECEMBER, 31
                                                                          ----------------------------
                                                                              2006            2005
                                                                          ------------    ------------
                                     ASSETS

Current Assets
   Cash and cash equivalents                                              $    152,013    $    100,495
   Cash in escrow                                                              902,750            --
   Accounts receivable                                                         395,014            --
   Inventory - Film assets                                                  59,800,000      59,800,000
   Prepaid expenses and others                                                   6,601            --
                                                                          ------------    ------------
    TOTAL CURRENT ASSETS                                                    61,256,378      59,900,495
                                                                          ------------    ------------

Property and Equipment, net of accumulated depreciation of $231,989 and        122,113         121,134
   $30,044 for 2006 and 2005, respectively

Deposits                                                                        12,735          10,000
                                                                          ------------    ------------

    TOTAL ASSETS                                                          $ 61,391,226    $ 60,031,629
                                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                       $    320,232    $       --
   Accrued liabilities                                                       1,069,192         364,014
   Income tax payable                                                          296,700            --
   Officers loan                                                               190,808         195,195
   Notes Payable, Current Portion                                               56,358          33,938
                                                                          ------------    ------------
    Total Current Liabilities                                                1,933,290         593,147
                                                                          ------------    ------------

Long Term Liabilities
   Notes Payable                                                                33,286          55,706
                                                                          ------------    ------------
    Total Long Term Liabilities                                                 33,286          55,706
                                                                          ------------    ------------

     TOTAL LIABILITIES                                                       1,966,576         648,853
                                                                          ------------    ------------

Stockholders' Equity

  Preferred Stock, authorized 250,000,000 shares; none issued                     --              --
  Common Stock, par value $0.001, authorized 500,000,000 shares; and
     197,804,273 shares issued and outstanding                                 197,804          95,225
  Paid-in Capital                                                           61,087,629      60,042,959
  Accumulated deficit                                                       (1,860,783)       (755,408)
                                                                          ------------    ------------
    Total Stockholders' Equity                                              59,424,650      59,382,776
                                                                          ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                           $ 61,391,226    $ 60,031,629
                                                                          ============    ============

See Notes to Consolidated Financial Statements

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------


FOR THE YEARS ENDED DECEMBER 31,                    2006            2005
----------------------------------------------  ------------    ------------
Revenues                                        $       --      $       --
                                                ------------    ------------
   Total Revenues                                       --              --
                                                ------------    ------------


Cost of Revenues                                        --              --
                                                ------------    ------------
   Total Cost of Revenues                               --              --
                                                ------------    ------------


Gross Profit                                            --              --
                                                ------------    ------------

Selling, General and Administrative expenses       1,217,465         733,246
                                                ------------    ------------

   Operating Loss                                 (1,217,465)       (733,246)

Other Income (Expenses)
   Interest and Other Income                          85,600            --
   Rental Income                                      40,800            --
   Interest Expenses                                 (14,310)         (9,773)
                                                ------------    ------------
    Total Other Income (Expenses)                    112,090          (9,773)
                                                ------------    ------------

   Net loss before Income Taxes                   (1,105,375)       (743,019)


Provision for Taxes                                     --              --
                                                ------------    ------------

Net Loss                                        $ (1,105,375)   $   (743,019)
                                                ============    ============

Net loss per share, Basic and Diluted           $      (0.02)   $      (0.01)

Weighted Average Number of  common Shares         51,310,001      95,225,000

See Notes to Consolidated Financial Statements

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------



                                                     Common Stock             Additional
                                           ------------------------------      Paid-in        Accumulated
                                               Shares          Amount          Capital          Deficit           Total
                                           --------------  --------------  ---------------- ---------------  ---------------
------------------------------------------ --------------  --------------  ---------------- ---------------  ---------------
Balance at December 31, 2004                        1,000  $            1  $            999 $       (12,389) $       (11,389)
------------------------------------------ --------------  --------------  ---------------- ---------------  ---------------

Issuance of Common Stock for  Services         25,224,000          25,224           311,960                          337,184
Issuance of Common Stock in  Exchange of
  Finished Movies                              70,000,000          70,000        59,730,000                       59,800,000
Net Loss for the Year Ended
  December 31, 2005                                                                                (743,019)        (743,019)
------------------------------------------ --------------  --------------  ---------------- ---------------  ---------------
Balance at December 31, 2005                   95,225,000          95,225        60,042,959        (755,408)      59,382,776
------------------------------------------ --------------  --------------  ---------------- ---------------  ---------------

Retirement of Bayshore Media Group
shares due to reverse merger                  (95,225,000)        (95,225)          95,225                               --

Reverse Merger with Global Entertainment        2,763,265           2,763           (2,763)                              --
Issuance of shares for:
  Reverse merger                              195,041,008         195,041           952,208                        1,147,249
Net Loss for the Year Ended
  December 31, 2006                                                                              (1,105,375)      (1,105,375)
------------------------------------------ --------------  --------------  ---------------- ---------------  ---------------
BALANCE AT DECEMBER 31, 2006                  197,804,273  $      197,804  $     61,087,629 $    (1,860,783) $    59,424,650
========================================== ==============  ==============  ================ ===============  ===============

See Notes to Consolidated Financial Statements

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                          FOR THE YEARS ENDED
                                                                              DECEMBER 31,
                                                                      --------------------------
                                                                          2006           2005
--------------------------------------------------------------------- -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                                            $(1,105,375)   $  (743,019)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
  Depreciation                                                             47,091         30,044
  Stock issued for services                                                  --          337,184
  (Increase) Decrease in:
     Accounts receivable                                                  (65,783)          --
     Prepaid and others                                                    31,975           --
  Increase (Decrease) in:
     Accounts payable                                                  (1,420,684)          --
     Accrued interest                                                        --            4,014
     Accrued management compensation                                         --          360,000
                                                                      -----------    -----------
  NET CASH USED IN OPERATING ACTIVITIES                                (2,512,776)       (11,777)
                                                                      -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
     Cash received from other receivables                                 740,000           --
     Cash acquired from reverse merger                                  2,731,431           --
     Cash in escrow                                                      (902,750)          --
                                                                      -----------    -----------
  NET CASH PRIVIDED BY INVESTING ACTIVITIES                             2,568,681           --
                                                                      -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net Proceeds from notes payable                                            --          (28,179)
  Net Proceeds from notes payable to related parties                         --          139,451
  Payments to notes payable to relates parties                             (4,387)          --
                                                                      -----------    -----------
  NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (4,387)       111,272
                                                                      -----------    -----------

    NET INCREASE IN CASH                                                   51,518         99,495

Cash Balance at Beginning of Year                                         100,495          1,000
                                                                      -----------    -----------

CASH BALANCE AT END OF YEAR                                           $   152,013    $   100,495
                                                                      ===========    ===========

Supplemental Disclosures of Cash Flow Information
   Interest Paid                                                      $      --      $     7,883

Non Cash investing and financiag activities: Assets acquired and liabilities assumed in reverse merger:
     Tangible assets acquired                                         $ 3,890,043
     Liabilities assumed                                               (2,742,794)
                                                                      -----------
Net assets acquired in reverse merger                                 $ 1,147,249

See Notes to Consolidated Financial Statements

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

Bayshore Media Group ("the Company") was incorporated in Nevada on November 22, 2004. The Company is engaged in management and production of motion pictures.

On September 18, 2006, Bayshore Media Group entered into a Stock Purchase Agreement with Global Entertainment Holdings/Equities, Inc. ("GAMT"). It is agreed that GAMT will issue to the shareholders of Bayshore Media Group 195,041,008 shares of common stock of GAMT in exchange of 100% of the registered and fully paid up capital of Bayshore Media Group. The closing date of this exchange transaction was October 3, 2006.

As a result of the acquisition, the former shareholders of Bayshore Media Group holds a majority interest (99%) in the combined entity ("the Company"). Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby Bayshore Media Group is deemed to have purchased GAMT. However, GAMT remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to October 3, 2006 are those of Bayshore Media Group. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Bayshore Media Group. After acquiring, the Company changed its name to Global Entertainment Holdings/Equities, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of Global Entertainment
Holdings/Equities, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

USE OF ESTIMATES The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

REVENUE RECOGNITION Revenue is recognized at the point of sales or as goods are delivered to and accepted by customers and are billable, provided that no significant obligations remain and collectibility is reasonably assured.

CASH AND CASH EQUIVALENTS For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

INVENTORIES Inventory, consisting of fourteen finished films, was valued by an appraisal Company. The valuation has a high and low fair value of $61,300,000 and $59,800,000, respectively. Inventory is recorded at the lower of cost or market or net realizable value, which is $59,800,000.

PROPERTY AND EQUIPMENT Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 39 years.

INCOME TAXES Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, if necessary, to reduce deferred tax assets to the amount that will more likely than not be realized.

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since the Company is lacking any dilutive items.

RECENT ACCOUNTING PRONOUNCEMENTS In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Financial Accounting Standards ("FAS") No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. FAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

Prior to the issuance of SAB 108, there have been two widely-used methods, known as the "roll-over" and "iron curtain" methods, of quantifying the effects of financial statement misstatements. The roll-over method quantifies the amount by which the current year income statement is misstated while the iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Neither of these methods considers the impact of misstatements on the financial statements as a whole.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company's financial statements and the related financial statement disclosures. This approach is referred to as the "dual approach" as it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach by either retroactively adjusting prior financial statements as if the dual approach had always been used, or by recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company does not believe the adoption of SAB 108 will have a significant effect on its consolidated financial statements.

The FASB has also issued FAS 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, FAS 156, Accounting for Servicing of Financial Assets-an amendment of FASB

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statement No. 140, and FAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company's operations and financial position for each of the pronouncements above have not been disclosed.

NOTE 3- GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may have insufficient funds to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

The ability of the Company to continue as a going concern is dependent on management's success of its future operations. The management is actively marketing efforts to produce revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company incurred losses of $1,105,375 and $743,019 for years ended December 31, 2006 and 2005, respectively.

NOTE 4 - ACQUISITION

Pursuant to terms of a Stock Purchase Agreement dated September 18, 2006, GMAT purchased all of the issued and outstanding shares of Bayshore Media Group in consideration for the issuance of 195,041,008 shares of the GMAT's common stock to the shareholder of Bayshore Media Group.

The acquisition is a reverse takeover transaction whereby Bayshore Media Group is identified as the acquirer (accounting parent) of Global Entertainment Holdings/Equities, Inc. The purchase price of Bayshore Media Group is assumed to be equal to its book value and no goodwill is recorded on the transaction. The amount ascribed to the shares issued to the shareholder of Bayshore Media Group represents the net book value of Global Entertainment Holdings/Equities, Inc. at date of closing October 3, 2006.

Details of the net assets acquired at book value at the acquisition dates are as follows:

Net tangible assets                                                   $3,890,043
Less:  Liabilities assumed                                             2,742,794
                                                                      ----------
                                                                      $1,147,249
                                                                      ==========

Supplemental Information for Global Entertainment Holdings/Equities, Inc.:

Summary Balance Sheets

                                              October 3,            December 31,
                                                2006                    2005
                                             -----------            -----------
Assets                                       $ 3,890,042            $ 2,358,050
Liabilities                                   (2,742,793)            (1,478,794)
                                             -----------            -----------

Net Assets                                   $ 1,147,249            $   879,256
                                             ===========            ===========

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4 - ACQUISITION (CONTINUED)

Stockholders' Equity

                                                           October 3,    December 31,
                                                              2006          2005
                                                          -----------    -----------

Stockholders' Equity:
Preferred stock, 25,000,000 shares
  authorized; none issued and outstanding                 $       --     $      --
Common stock, $0.001 par value; 500,000,000 shares
  authorized; 2,763,265 and 2,511,752 shares issued
  and outstanding                                               2,763          2,512
Additional paid-in capital                                  1,144,486      2,247,042

Accumulated deficit                                              --       (1,370,298)
                                                          -----------    -----------

  Total stockholders' equity                              $ 1,147,249    $   879,256
                                                          ===========    ===========

Summary Statements of Operations

                                                         For the Period  For the Year
                                                             Ended          Ended
                                                           October 3,    December 31,
                                                              2006          2005
                                                          -----------    -----------
Revenue                                                   $      --      $ 4,235,977
Cost of sale and proprietary software write off             1,610,685
General and administrative expenses                              --        1,826,486
Total Other income (expenses)                                 (17,940)       (85,985)
Income from discountinued operations, net of tax            2,384,378           --
                                                          -----------    -----------

Net income                                                $ 2,366,438    $   712,821
                                                          ===========    ===========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                             As of the Year Ended
                                                                 December 31,
                                                          --------------------------
                                                              2006           2005
                                                          -----------    -----------
Automobiles                                               $   147,823    $   147,823
Computer equipment                                             65,791          3,355
Furniture and fixtures                                         95,145           --
Leasehold improvements                                         22,981           --
Purchased software                                             22,362           --
                                                          -----------    -----------
                                                              354,102        151,178
Less accumulated depreciation                                (231,989)       (30,044)
                                                          -----------    -----------

  Property and Equipment, net                             $   122,113    $   121,134
                                                          ===========    ===========

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6 - ACCRUED LIABILITIES

Accrued expenses consist of:

                                                             As of the Year Ended
                                                                 December 31,
                                                          --------------------------
                                                              2006           2005
                                                          -----------    -----------
Officer compensation                                      $   925,000    $   360,000
Accrued interest                                               18,324          4,014
Credit card liability                                          74,915           --
Other accrued expenses                                         50,953           --
                                                          -----------    -----------
  Property and Equipment, net                             $ 1,069,192    $   364,014
                                                          ===========    ===========

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                              As of December 31,
                                                          --------------------------
                                                             2006           2005
                                                          -----------    -----------
Note payable to a bank for two automobiles,
due in monthly installments of
$1,378 and $1,450 including interest at
8.25% and 8.50%, respectively
Secured by two automobiles                                $    89,644    $    89,644

Less: current portion                                         (33,938)       (33,938)
                                                          -----------    -----------

Long-term debt                                            $    55,706    $    55,706
                                                          ===========    ===========

NOTE 8 - INCOME TAX

As of December 31, 2006, the Company has net operating loss carryforwards, approximately of $651,274 to reduce future taxable income. To the extent not utilized, the carryforwards will begin to expire through 2026. The Company's ability to utilize its net operating loss carryforward is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets

The net deferred tax assets consist of the following:

                                                                 December 31,
                                                          --------------------------
                                                              2006           2005
                                                          -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards                        $   651,274    $   120,708
  Organizational costs disallowed                                --               52
  Less: valuation allowance                                  (651,274)      (120,760)
                                                          -----------    -----------

Total net deferred tax assets                             $      --      $      --
                                                          ===========    ===========

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                          For years ended
                                                            December 31,
                                                   ----------------------------
                                                        2006            2005
                                                   ------------    ------------
Numerator:
  Net Loss                                         $ (1,105,375)   $   (743,019)

Denominator:
  Weighted average common shares outstanding         51,310,001      95,225,000

Basic and diluted net loss per share               $      (0.02)   $      (0.01)

NOTE 10 - RELATED PARTIES TRANSACTIONS

The Company had a note payable to a related party in the amounts of $190,808 and $195,195 as of December 31, 2006 and 2005, respectively. The note bears interest at 7.5% per annum, is unsecured and due on demand.

The inventory, which consists of fourteen finished films, was provided to the Company by a related party in exchange of 70,000,000 shares of common stock.

Two vehicles were transferred to the Company by two related parties. The Company assumed the vehicles at the market value at the time of the transfer and assumed all the remaining liabilities.

NOTE 11 - COMMITMENTS

The Company leases its office facility under a lease agreement on a month-to-month basis. The agreement requires a monthly payment of $5,000. The Company is also responsible for payment of certain costs incidental to the use of the facilities. The payment for this lease agreement totalled $60,000 for the years ended December 31, 2006 and 2005.

   Year ending December 31,            Total Payments
-------------------------------    -----------------------
             2007                  $               60,000
                                   =======================

NOTE 12 - SEGMENT INFORMATION

The Company is currently managed and operated as one business. The entire business is managed by a single management team that reports to the Company's President. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and dose not have separately reportable segments as defined by SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

NOTE 13 - GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; and (ii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising our of their employment relationship.

 The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of December 31, 2006.

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14 - LEGAL PROCEEDINGS

On November 11, 2006, Bryan Abboud caused a complaint to be filed in the circuit court of the eleventh judicial circuit in and for Miami-Dade County, Florida against Bayshore Media Group, Jacob Dadon, CEO and David Dadon, Chairman, alleging breach of contract, rescission, fraudulent inducement, conversion, civil theft, and civil conspiracy. Mr. Abboud seeks a declaratory judgment, a constructive trust, an accounting, and a temporary injunction.

NOTE 15 - SUBSEQUENT EVENTS

On March 12, 2007, the Company filed a lawsuit in the State of Florida against Bryan Abboud, Clinton H. Snyder former officers, Corporate Stock Transfer, Inc., former stock transfer agent, Merrill Lynch, Inc., Northern Trust Bank, Alvin F. Lindsey, Esq., and Hogan & Hartson, LLP alleging securities fraud under federal securities laws and civil theft, breach of fiduciary duty, intentional interference with advantageous business relationships, replevin, conversion, conspiracy, and negligent representation under Florida state law. The Company seeks damages and equitable relief.

On February 26, 2007, the Teachers Insurance and Annuity Association of America caused a complaint to be filed in the county court in and for Miami-Dade County, Florida against the Company for an action for possession of non-residential property pursuant to applicable Florida law. The court entered final judgment on March 9, 2007, restoring possession of the premises to the Plaintiff. The Plaintiff then initiated a second action against the Company on April 9, 2007 seeking monetary damages in connection with the breach of the lease in the approximate amount of $145,017.