Form 10KSB/A
period 2006-12-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2007-05-30
CIK 1096050

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-KSB/A

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

ITEM 3. LEGAL PROCEEDINGS

Bryan Abboud v. Global Entertainment Holdings/Equities, Inc., et al. (Circuit Court of the Eleventh Judicial Circuit, Florida, Case No. 06-25278 CA 20). On November 27, 2006, Bryan Abboud caused a complaint to be filed in the circuit court of the eleventh judicial circuit in and for Miami-Dade County, Florida against the Company, Bayshore Media Group, Jacob Dadon, and David Dadon alleging breach of contract, rescission, fraudulent inducement, conversion, civil theft, and civil conspiracy. Mr. Abboud seeks a declaratory judgment, a constructive trust, an accounting, and a temporary injunction. On April 9, 2007, we filed a motion to dismiss Mr. Abboud's lawsuit.


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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had a working capital of $59,323,008.

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

21.1     Subsidiaries*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
         (1) Filed as an exhibit to the Company's report on Form 8-K filed September 22, 2006.
         (2) Filed as an exhibit to the Company's Registration Statement on Form 10-SB filed October 14, 1999.
         (3) Filed as an exhibit to the Company's report on Form 8-K filed September 25, 2002.
         (4) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed February 20, 2002.
         (5) Filed as an exhibit to the Company's report on Form 8-K/A filed February 23, 2007.
         (6) Filed as an exhibit to the Company's report on Form 8-K filed May 27, 2003.
          *       Previously filed.

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

                                      GLOBAL ENTERTAINMENT
                                      HOLDINGS/EQUITIES, INC.

Date: May 30, 2007                    By: /s/ Jacob Dadon
                                         ----------------------------------
                                         Jacob Dadon,
                                         President, Chief Executive Officer
                                         (Principal Executive Officer), and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 30, 2007                    By: /s/ Jacob Dadon
                                         ----------------------------------
                                         Jacob Dadon, Director



Date: May 30, 2007                    By: /s/ Lydia Dadon
                                         ----------------------------------
                                         Lydia Dadon, Director



Date: May 30, 2007                    By: /s/ David Dadon
                                         ----------------------------------
                                         David Dadon, Director

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





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of Global Entertainment Holdings/Equities, Inc.

We have audited the accompanying consolidated balance sheet of Global Entertainment Holdings/Equities, Inc. as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Global Entertainment Holdings/Equities, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Spector and Wong, LLP
Spector and Wong, LLP
Pasadena, California
May 25, 2007

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                     As of
                                                                          DECEMBER, 31    December, 31
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
                                                                          ============    ============

                 See Notes to Consolidated Financial Statements

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


FOR THE YEARS ENDED DECEMBER 31,                    2006            2005
----------------------------------------------- ------------    ------------
Revenues                                        $       --      $       --
                                                ------------    ------------
   Total Revenues                                       --              --
                                                ------------    ------------


Cost of Revenues                                        --              --
                                                ------------    ------------
   Total Cost of Revenues                               --              --
                                                ------------    ------------


Gross Profit                                            --              --
                                                ------------    ------------

Selling, General and Administrative expenses       1,217,465         733,246
                                                ------------    ------------

   Operating Loss                                 (1,217,465)       (733,246)

Other Income (Expenses)
   Interest and Other Income                          85,600            --
   Rental Income                                      40,800            --
   Interest Expenses                                 (14,310)         (9,773)
                                                ------------    ------------
    Total Other Income (Expenses)                    112,090          (9,773)
                                                ------------    ------------

   Net loss before Income Taxes                   (1,105,375)       (743,019)


Provision for Taxes                                     --              --
                                                ------------    ------------

Net Loss                                        $ (1,105,375)   $   (743,019)
                                                ============    ============

Net loss per share, Basic and Diluted           $      (0.02)   $      (0.01)

Weighted Average Number of  common Shares         51,310,001      95,225,000

                 See Notes to Consolidated Financial Statements

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                     Common Stock             Additional
                                             ----------------------------      Paid-in        Accumulated
                                                Shares          Amount         Capital          Deficit          Total
------------------------------------------   ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2004                        1,000    $          1    $        999    $    (12,389)   $    (11,389)
------------------------------------------   ------------    ------------    ------------    ------------    ------------

Issuance of Common Stock for  Services         25,224,000          25,224         311,960            --           337,184
Issuance of Common Stock in  Exchange of
  Finished Movies                              70,000,000          70,000      59,730,000            --        59,800,000
Net Loss for the Year Ended
  December 31, 2005                                  --              --              --          (743,019)       (743,019)
------------------------------------------   ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2005                   95,225,000          95,225      60,042,959        (755,408)     59,382,776
------------------------------------------   ------------    ------------    ------------    ------------    ------------

Retirement of Bayshore Media Group
shares due to reverse merger                  (95,225,000)        (95,225)         95,225            --              --

Reverse Merger with Global Entertainment        2,763,265           2,763          (2,763)           --              --
Issuance of shares for:
  Reverse merger                              195,041,008         195,041         952,208            --         1,147,249
Net Loss for the Year Ended
  December 31, 2006                                  --              --              --        (1,105,375)     (1,105,375)
------------------------------------------   ------------    ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2006                  197,804,273    $    197,804    $ 61,087,629    $ (1,860,783)   $ 59,424,650
==========================================   ============    ============    ============    ============    ============


                 See Notes to Consolidated Financial Statements

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                  FOR THE YEARS ENDED
                                                                                      DECEMBER 31,
                                                                               --------------------------
                                                                                   2006          2005
---------------------------------------------------------------------------    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                                                     $(1,105,375)   $  (743,019)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
  Depreciation                                                                      47,091         30,044
  Stock issued for services                                                           --          337,184
  (Increase) Decrease in:
     Accounts receivable                                                           (65,783)          --
     Prepaid and others                                                             31,975           --
  Increase (Decrease) in:
     Accounts payable                                                           (1,420,684)          --
     Accrued interest                                                                 --            4,014
     Accrued management compensation                                                  --          360,000
                                                                               -----------    -----------
  NET CASH USED IN OPERATING ACTIVITIES                                         (2,512,776)       (11,777)
                                                                               -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
     Cash received from other receivables                                          740,000           --
     Cash acquired from reverse merger                                           2,731,431           --
     Cash in escrow                                                               (902,750)          --
                                                                               -----------    -----------

  NET CASH PRIVIDED BY INVESTING ACTIVITIES                                      2,568,681           --
                                                                               -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net Proceeds from notes payable                                                     --          (28,179)
  Net Proceeds from notes payable to related parties                                  --          139,451
  Payments to notes payable to relates parties                                      (4,387)          --
                                                                               -----------    -----------
  NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES                          (4,387)       111,272
                                                                               -----------    -----------

    NET INCREASE IN CASH                                                            51,518         99,495

Cash Balance at Beginning of Year                                                  100,495          1,000
                                                                               -----------    -----------

CASH BALANCE AT END OF YEAR                                                    $   152,013    $   100,495
                                                                               ===========    ===========

Supplemental Disclosures of Cash Flow Information
   Interest Paid                                                               $      --      $     7,883

Non Cash investing and financiag activities: Assets acquired and liabilities assumed in reverse merger:
     Tangible assets acquired                                                  $ 3,890,043
     Liabilities assumed                                                        (2,742,794)
                                                                               -----------
Net assets acquired in reverse merger                                          $ 1,147,249


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

The FASB has also issued FAS 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, FAS 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, and FAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company's operations and financial position for each of the pronouncements above have not been disclosed.

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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
                                                                      ----------
                                                                      $1,147,249
                                                                      ==========

Supplemental Information for Global Entertainment Holdings/Equities, Inc.:

Summary Balance Sheets

                                      October 3, 2006       December 31, 2005
                                      ---------------       -----------------
Assets                                  $ 3,890,042            $ 2,358,050
Liabilities                              (2,742,793)            (1,478,794)
                                        -----------            -----------

Net Assets                              $ 1,147,249            $   879,256
                                        ===========            ===========

Stockholders' Equity

Stockholders' Equity:                               October 3, 2006  December 31, 2005
                                                    ---------------  -----------------
Preferred stock, 25,000,000 shares
  authorized; none issued and outstanding             $      --         $      --
Common stock, $0.001 par value; 500,000,000 shares
  authorized; 2,763,265 and 2,511,752 shares issued
  and outstanding                                           2,763             2,512
Additional paid-in capital                              1,144,486         2,247,042

Accumulated deficit                                          --          (1,370,298)
                                                      -----------       -----------

  Total stockholders' equity                          $ 1,147,249        $   879,256
                                                      ===========        ===========

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - ACQUISITION (CONTINUED)

Summary Statements of Operations

                                                    For the Period ended  For the Year Ended
                                                      October 3, 2006     December 31, 2005
                                                    -------------------   ------------------
Revenue                                                 $      --            $ 4,235,977
Cost of sale and proprietary software write off                --              1,610,685
General and administrative expenses                            --              1,826,486
Total Other income (expenses)                               (17,940)             (85,985)
Income from discountinued operations, net of tax          2,384,378                 --
                                                        -----------          -----------

Net income                                              $ 2,366,438          $   712,821
                                                        ===========          ===========



NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                       As of the Year Ended
                                                           December 31,
                                                       2006              2005
                                                    ---------         ---------
Automobiles                                         $ 147,823         $ 147,823
Computer equipment                                     65,791             3,355
Furniture and fixtures                                 95,145              --
Leasehold improvements                                 22,981              --
Purchased software                                     22,362              --
                                                    ---------         ---------
                                                      354,102           151,178
Less accumulated depreciation                        (231,989)          (30,044)
                                                    ---------         ---------

  Property and Equipment, net                       $ 122,113         $ 121,134
                                                    =========         =========



NOTE 6 - ACCRUED LIABILITIES

Accrued expenses consist of:

                                                       As of the Year Ended
                                                           December 31,
                                                       2006              2005
                                                    ----------        ----------
Officer compensation                                $  925,000        $  360,000
Accrued interest                                        18,324             4,014

Credit card liability                                   74,915              --

Other accrued expenses                                  50,953              --
                                                    ----------        ----------
  Property and Equipment, net                       $1,069,192        $  364,014
                                                    ==========        ==========

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                            As of December 31,
                                                           2006          2005
                                                         --------      --------
Note payable to a bank for two automobiles,
due in monthly installments of
$1,378 and $1,450 including interest
at 8.25% and 8.50%, respectively
Secured by two automobiles                               $ 89,644      $ 89,644

Less: current portion                                     (33,938)      (33,938)
                                                         --------      --------

Long-term debt                                           $ 55,706      $ 55,706
                                                         ========      ========



NOTE 8 - INCOME TAX

As of December 31, 2006, the Company has net operating loss carryforwards, approximately of $651,274 to reduce future taxable income. To the extent not utilized, the carryforwards will begin to expire through 2026. The Company's ability to utilize its net operating loss carryforward is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The net deferred tax assets consist of the following:

                                                            December 31,
                                                       2006             2005
                                                     ---------        ---------
Deferred tax assets:

  Net operating loss carryforwards                   $ 651,274        $ 120,708
  Organizational costs disallowed                         --                 52
  Less: valuation allowance                           (651,274)        (120,760)
                                                     ---------        ---------

Total net deferred tax assets                        $    --          $    --
                                                     =========        =========



NOTE 9 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                          For years ended
                                                            December 31,
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

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 14 - LEGAL PROCEEDINGS

On November 27, 2006, Bryan Abboud caused a complaint to be filed in the circuit court of the eleventh judicial circuit in and for Miami-Dade County, Florida against Bayshore Media Group, Jacob Dadon, CEO and David Dadon, Chairman, alleging breach of contract, rescission, fraudulent inducement, conversion, civil theft, and civil conspiracy. Mr. Abboud seeks a declaratory judgment, a constructive trust, an accounting, and a temporary injunction.

NOTE 15 - SUBSEQUENT EVENTS

On March 12, 2007, the Company filed a lawsuit in the State of Florida against Bryan Abboud, Clinton H. Snyder former officers, Corporate Stock Transfer, Inc., former stock transfer agent, Merrill Lynch, Inc., Northern Trust Bank, Alvin F. Lindsey, Esq., and Hogan & Hartson, LLP alleging securities fraud under federal securities laws and civil theft, breach of fiduciary duty, intentional interference with advantageous business relationships, replevin, conversion, conspiracy, and negligent representation under Florida state law. The Company seeks damages and equitable relief. The lawsuit was withdrawn on May 1, 2007.

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