Form 10QSB
period 2007-03-31
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2007-06-15
CIK 1096050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________

FORM 10-QSB

______________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number: None

______________

Global Entertainment Holdings / Equities, Inc.

(Exact name of small business issuer as specified in its charter)

______________

Colorado	47-0811483
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

23760 Oakfield Road

Hidden Hills, CA 91302

(Address of principal executive offices)

(818) 884-2777

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 15 or 15 (d) or the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒            No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act):

Yes  ☐            No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at June 14, 2007
Common Stock	225,655,273

Transitional Small Business Disclosure Format (Check one): Yes  ☐         No  ☒

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

CONSOLIDATED BALANCE SHEETS

	March, 31 2007	December, 31 2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$17,197	$152,013
Cash in escrow	1,329,969	902,750
Accounts receivable	66,475	395,014
Inventory - film assets	59,800,000	59,800,000
Prepaid expenses and others	5,701	6,601
Total Current Assets	61,219,342	61,256,378

Property and Equipment, net of accumulated depreciation of $233,351 and $231,989 for 2007 and 2006, respectively	120,751	122,113

Deposits	45,527	12,735

TOTAL ASSETS	61,385,620	61,391,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	562,073	320,232
Accrued liabilities	1,382,636	1,069,192
Income tax payable	296,700	296,700
Officers' loan	223,875	190,808
Notes payable, current portion	56,358	56,358
Total Current Liabilities	2,521,642	1,933,290

Long Term Liabilities
Notes payable	33,286	33,286
Total Long Term Liabilities	33,286	33,286

TOTAL LIABILITIES	2,554,928	1,966,576

Stockholders' Equity
Preferred stock, authorized 250,000,000 shares; none issued
Common stock, par value $0.001, authorized 500,000,000 shares; and 197,804,273 shares issued and outstanding for 2007 and 2006	197,804	197,804
Paid-in capital	61,087,629	61,087,629
Accumulated deficit	(2,454,741)	(1,860,783)
Total Stockholders' Equity	58,830,692	59,424,650

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,385,620	$61,391,226

See notes to interim unaudited consolidated financial statements

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For Three Months Ended March 31,
	2007	2006
Revenues	$—	$—
Total Revenues	—	—

Cost of Revenues	—	—
Total Cost of Revenues	—	—

Gross Profit	—	—

Selling , General and Administrative expenses	602,920	991

Operating Loss	(602,920)	(991)

Other Income (Expenses)
Interest and Other Income	13,422	—
Interest Expenses	(3,661)	—
Total Other Income (Expenses)	9,761	—

Net loss before Income Taxes	(593,159)	(991)

Provision for Taxes	800	—

Net Loss	$(593,959)	$(991)

Net loss per share, Basic and Diluted	$—	$—

Weighted Average Number of common Shares	197,804,273	95,225,000

See notes to interim unaudited consolidated financial statements

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Three Months Ended March 31,
	2007	2006
Cash Flow from Operating Activities:
Net Loss	$(593,959)	$(991)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation	1,362	—
(Increase) Decrease in:
Accounts receivable	328,539	—
Prepaid and others	900	—
Deposits	(32,792)
Increase (Decrease) in:
Accounts payable	241,841	—
Accrued expenses	309,784	—
Accrued interest	3,661	—
Net Cash Provided by (Used in) Operating Activities	259,336	(991)

Cash Flow from Investing Activities
Net Cash Privided by Investing Activities	—	—

Cash Flow from Financing Activities:
Net Proceeds from notes payable to related parties	33,067	—
Payments to notes payable to relates parties	—	(99,000)
Net Cash Flow Provided by (Used in) Financing Activities	33,067	(99,000)

Net Increase Increase in Cash	292,403	(99,991)

Cash Balance at Beginning of Period	1,054,763	100,495

Cash Balance at End of Period	$1,347,166	$504

Supplemental Disclosures of Cash Flow Information
Interest Paid	$—	$7,883

Non Cash investing and financiag activities:
Assets acquired and liabilities assumed in reverse merger:
Tangible assets acquired	$—	$3,890,043
Liabilities assumed	—	(2,742,794)
Net assets acquired in reverse merger	$—	$1,147,249

See notes to interim unaudited consolidated financial statements

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bayshore Media Group (“the Company”) was incorporated in Nevada on November 22, 2004. The Company is engaged in management and production of motion pictures.

On September 18, 2006, Bayshore Media Group entered into a Stock Purchase Agreement with Global Entertainment Holdings/Equities, Inc. (“GAMT”). It is agreed that GAMT will issue to the shareholders of Bayshore Media Group 195,041,008 shares of common stock of GAMT in exchange of 100% of the registered and fully paid up capital of Bayshore Media Group. The closing date of this exchange transaction was October 3, 2006.

As a result of the acquisition, the former shareholders of Bayshore Media Group holds a majority interest (99%) in the combined entity (“the Company”). Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a “reverse acquisition” whereby Bayshore Media Group is deemed to have purchased GAMT. However, GAMT remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to October 3, 2006 are those of Bayshore Media Group. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Bayshore Media Group. After acquiring, the Company changed its name to Global Entertainment Holdings/Equities, Inc.

Principle of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Global Entertainment Holdings/Equities, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since the Company is lacking any dilutive items.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB’) issued Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. FAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

Prior to the issuance of SAB 108, there have been two widely-used methods, known as the “roll-over” and “iron curtain” methods, of quantifying the effects of financial statement misstatements. The roll-over method quantifies the amount by which the current year income statement is misstated while the iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Neither of these methods considers the impact of misstatements on the financial statements as a whole.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures. This approach is referred to as the “dual approach” as it requires quantification of errors under both the roll-over and iron curtain methods.

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

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may have insufficient funds to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

The ability of the Company to continue as a going concern is dependent on management’s success of its future operations. The management is actively marketing efforts to produce revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – ACQUISITION

Pursuant to terms of a Stock Purchase Agreement dated September 18, 2006, GMAT purchased all of the issued and outstanding shares of Bayshore Media Group in consideration for the issuance of 195,041,008 shares of the GMAT’s common stock to the shareholder of Bayshore Media Group.

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

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 – ACQUISITION (continued)

Details of the net assets acquired at book value at the acquisition dates are as follows:

Net tangible assets	$3,890,043
Less: Liabilities assumed	2,742,794
$1,147,249

Supplemental Information for Global Entertainment Holdings/Equities, Inc.:

Summary Balance Sheets
	October 3, 2006	December 31, 2005
Assets	$3,890,042	$2,358,050
Liabilities	(2,742,793)	(1,478,794)

Net Assets	$1,147,249	$879,256

Stockholders’ Equity
	October 3, 2006	December 31, 2005
Stockholders' Equity:
Preferred stock, 25,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock, $0.001 par value; 500,000,000 shares authorized; 2,763,265 and 2,511,752 shares issued and outstanding	2,763	2,512
Additional paid-in capital	1,144,486	2,247,042
Accumulated deficit	—	(1,370,298)

Total stockholders' equity	$1,147,249	$879,256

Summary Statements of Operations
	For The Period Ended October 3, 2006	For The Year Ended December 31, 2005
Revenue	$—	$4,235,977
Cost of sale and proprietary software write off		1,610,685
General and administrative expenses	—	1,826,486
Total Other income (expenses)	(17,940)	(85,985)
Income from discountinued operations, net of tax	2,384,378	—

Net income	$2,366,438	$712,821

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Automobiles	$147,823	$147,823
Computer equipment	65,791	65,791
Furniture and fixtures	95,145	95,145
Leasehold improvements	22,981	22,981
Purchased software	22,362	22,362
	354,102	354,102
Less accumulated depreciation	(233,351)	(231,989)

Property and Equipment, net	$120,751	$122,113

NOTE 5 – ACCRUED LIABILITIES

Accrued expenses consist of:

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Officer compensation	$1,066,250	$925,000
Employee compensation	210,000	—
Accrued interest	21,985	18,324
Credit card liability	77,649	74,915
Other accrued expenses	6,752	50,953
Property and Equipment, net	$1,382,636	$1,069,192

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Note payable to a bank for two automobiles, due in monthly installments of $1,378 and $1,450 including interest at 8.25% and 8.50%, respectively. Secured by two automobiles.	$89,644	$89,644

Less: current portion	(56,358)	(56,358)

Long-term debt	$33,286	$33,286

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For Three Months Ended March 31,
	2007	2006
Numerator:
Net Loss	$(953,959)	$(991)

Denominator:
Weighted average common shares outstanding	197,804,273	95,225,000

Basic and diluted net loss per share	$—	$—

NOTE 8 – RELATED PARTIES TRANSACTIONS

The Company had a note payable to a related party in the amounts of $223,875 and $190,808 as of March 31, 2007 and 2006, respectively. The note bears interest at 7.5% per annum, is unsecured and due on demand. The accrued interest related to note payable was$21,985 and $18,324 as of March 31, 2007 and December 31, 2006, respectively.

NOTE 9 – SEGMENT INFORMATION

The Company is currently managed and operated as one business. The entire business is managed by a single management team that reports to the Company’s President. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and dose not have separately reportable segments as defined by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.

NOTE 10 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; and (ii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising our of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheets as of March 31, 2007 and December 31, 2006.

NOTE 11 – LEGAL PROCEEDINGS

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

GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 – LEGAL PROCEEDINGS (continued)

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in 1997 as a Colorado Corporation under the name Masadi Resources, Inc. In 1998 we changed our name to Global Entertainment Holdings/Equities, Inc.

Prior to October 2006 we were involved in a variety of businesses, including providing software for digital entertainment and online gaming companies.

In October 2006, we acquired all of the outstanding common stock of Bayshore Media Group in exchange for 195,041,008 shares of our common stock. Bayshore was incorporated in Nevada on November 22, 2004 and since its formation has been engaged in the distribution of motion pictures.

Since the acquisition of Bayshore our business is now that of Bayshore’s and all references to us, unless otherwise indicated, include the operations of Bayshore.

We are an independent distributor of motion pictures. Our film library consists of 14 films which encompass a diverse range of interest covering several genres: action, comedy, drama, horror and romance.

A number of the films have established actors, which we believe will generate more lucrative distribution agreements. In the short term, our primary focus will be on executing distribution agreements for these films. Independently produced films typically have a combination of distribution deals throughout the life of the project. Negotiations for these deals are usually facilitated through a combination of foreign sales agents and domestic producers’ representatives. Licensing arrangements in various territories may be entered into with major studios, mini-major studios or independents, or a combination of all three.

The marketing and promotion of films is an expensive endeavor (the cost of marketing and promotion alone for a film requires a minimum of $2 million in the United States), often requiring sources of external financing. In the event we do not raise the capital which we need we will not be able to market and promote our films.

At March 31, 2007 we had a working capital of $58,697,700.

We have never generated any revenues from our motion picture business. We have incurred substantial losses, have an accumulated deficit and need additional working capital. These matters raise substantial doubt about our ability to continue as a going concern. Our management is attempting to develop sales to cover expenses and obtain an infusion of capital from private investors. Our ability to continue as a going concern is dependent upon raising additional capital.

Although short-term loans from management will be sufficient to fund our short-term capital needs we will need to sell equity or debt securities, obtain credit lines from financial institutions, or sell or distribute our films to meet our longer-term capital requirements. There is no assurance that we will be able to obtain additional capital in amounts or on acceptable terms, if at all or on a timely basis.

ITEM 3.

CONTROLS AND PROCEDURES

Jacob Dadon, Global’s President, Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Global’s disclosure controls and procedures as of the end of the period covered by this report and in their opinion, Global’s disclosure controls and procedures ensure that material information relating to Global is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Dadon there has not been any change in Global’s internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Global’s controls.

PART III

ITEM 6

EXHIBITS

Exhibit Number	Title
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June __, 2007

GLOBAL ENTERTAINMENT HOLDINGS / EQUITIES, INC.

By:	/s/ JACOB DADON
Jacob Dadon
President, Chief Executive Officer and Principal Financial and Accounting Officer