Form 10QSB
period 2007-06-30
GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES INC
filed 2007-08-20
CIK 1096050

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                   FORM 10-QSB

                                 ---------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2007
                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                          Commission File Number: None

                                 ---------------

                 GLOBAL ENTERTAINMENT HOLDINGS / EQUITIES, INC.
        (Exact name of small business issuer as specified in its charter)

                                 ---------------

              Colorado                                  47-0811483
 (State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)


                               23760 Oakfield Road
                             Hidden Hills, CA 91302
                    (Address of principal executive offices)


                                 (818) 884-2777
                           (Issuer's Telephone Number)


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

                      Yes [ ]             No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Class                                     Outstanding at August 20, 2007

    Common Stock                                            262,605,273


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              JUNE, 30           DECEMBER, 31
                                                                                2007                 2006
                                                                            ------------         ------------
                                                                             (UNAUDITED)           (AUDITED)
                                    ASSETS
Current Assets
   Cash and cash equivalents                                                $     17,197         $    152,013
   Cash in escrow                                                              1,344,781              902,750
   Accounts receivable                                                            66,475              395,014
   Inventory - film assets                                                    59,800,000           59,800,000
   Prepaid expenses and others                                                     4,801                6,601
                                                                            ------------         ------------
    Total Current Assets                                                      61,233,254           61,256,378

Property and Equipment,
   net of accumulated depreciation of $234,713 and
   $231,989 for 2007 and 2006, respectively                                      153,080              122,113

Deposits                                                                          57,527               12,735
                                                                            ------------         ------------

    TOTAL ASSETS                                                              61,443,861           61,391,226
                                                                            ============         ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                              807,446              320,232
   Accrued liabilities                                                         1,758,789            1,069,192
   Income tax payable                                                            296,700              296,700
   Officers' loan                                                                490,376              190,808
   Notes payable, current portion                                                 56,358               56,358
                                                                            ------------         ------------
    Total Current Liabilities                                                  3,409,669            1,933,290
                                                                            ------------         ------------

Long Term Liabilities
   Notes payable                                                                  19,846               33,286
                                                                            ------------         ------------
    Total Long Term Liabilities                                                   19,846               33,286
                                                                            ------------         ------------

     TOTAL LIABILITIES                                                         3,429,515            1,966,576
                                                                            ------------         ------------
Stockholders' Equity
  Preferred stock, authorized 250,000,000 shares; none issued                         --                   --
  Common stock, par value $0.001, authorized 500,000,000 shares; and
     197,804,273 shares issued and outstanding for 2007 and 2006                 197,804              197,804
  Paid-in capital                                                             61,087,629           61,087,629
  Accumulated deficit                                                         (3,271,087)          (1,860,783)
                                                                            ------------         ------------
    Total Stockholders' Equity                                                58,014,346           59,424,650
                                                                            ------------         ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                             $ 61,443,861         $ 61,391,226
                                                                            ============         ============

        See notes to interim unaudited consolidated financial statements

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         FOR THREE MONTHS ENDED                  FOR SIX MONTHS ENDED
                                                                JUNE 30,                                JUNE 30,
                                                     -------------------------------         -------------------------------
                                                         2007                2006                2007                2006
                                                     -----------         -----------         -----------         -----------
Selling , General and Administrative expenses            822,142                 507           1,425,082               1,498
                                                     -----------         -----------         -----------         -----------

   Operating Loss                                       (822,142)               (507)         (1,425,082)             (1,498)

Other Income (Expenses)
   Interest and Other Income                              14,616                  --              28,058                  --
   Rental Income                                              --                  --                  --                  --
   Interest Expenses                                      (4,650)                 --              (8,311)                 --
                                                     -----------         -----------         -----------         -----------
    Total Other Income (Expenses)                          9,966                  --              19,747                  --
                                                     -----------         -----------         -----------         -----------

   Net loss before Income Taxes                         (812,176)               (507)         (1,405,335)             (1,498)

Provision for Taxes                                           --                  --                 800                  --
                                                     -----------         -----------         -----------         -----------

Net Loss                                             $  (812,176)        $      (507)        $(1,406,135)        $    (1,498)
                                                     ===========         ===========         ===========         ===========

Net loss per share, Basic and Diluted                        NIL                 NIL             $ (0.01)                NIL

Weighted Average Number of  common Shares            197,804,273          95,225,000         197,804,273          95,225,000

        See notes to interim unaudited consolidated financial statements

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 FOR SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                           -------------------------------
                                                                               2007                2006
                                                                           -----------         -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                                                 $(1,410,304)        $    (1,498)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
  Depreciation                                                                   2,724                  --
  (Increase) Decrease in:
     Accounts receivable                                                       328,539                  --
     Prepaid and others                                                          1,800                  --
     Deposits                                                                  (44,792)
  Increase (Decrease) in:
     Accounts payable                                                          487,214                  --
     Accrued expenses                                                          680,936                  --
     Accrued interest                                                            8,661                  --
                                                                           -----------         -----------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           54,778              (1,498)
                                                                           -----------         -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                           (33,691)                 --
                                                                           -----------         -----------
  NET CASH USED IN INVESTING ACTIVITIES                                        (33,691)                 --
                                                                           -----------         -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Bank overdraft                                                                    --                   3
  Net proceeds from notes payable to related parties                           286,128                  --
  Payments to notes payable to relates parties                                      --             (99,000)
                                                                           -----------         -----------
  NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES                     286,128             (98,997)
                                                                           -----------         -----------

    NET INCREASE (DECREASE) IN CASH                                            307,215            (100,495)

Cash Balance at Beginning of Period                                          1,054,763             100,495
                                                                           -----------         -----------

CASH BALANCE AT END OF PERIOD                                              $ 1,361,978         $        --
                                                                           ===========         ===========

Supplemental Disclosures of Cash Flow Information
   Interest Paid                                                           $     3,480         $     7,883

Non Cash investing and financiag activities:
  Assets acquired and liabilities assumed in reverse merger:
     Tangible assets acquired                                              $        --         $ 3,890,043
     Liabilities assumed                                                   $        --          (2,742,794)
                                                                           -----------         -----------
Net assets acquired in reverse merger                                      $        --         $ 1,147,249

        See notes to interim unaudited consolidated financial statements

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bayshore Media Group ("the Company") was incorporated in StateplaceNevada on November 22, 2004. The Company is engaged in management and production of motion pictures.

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

Presentation of Interim Information: The accompanying consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007, and 2006 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2007 and for the three and six months ended June 30, 2007, and 2006 have been made. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of Global Entertainment
Holdings/Equities, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

Use of estimates: The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements: In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 ("FSP 48-1"), Definition of Settlement in FASB Interpretation No.
48. FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not affect the Company's condensed consolidated financial statements.

In February 2007, the Financial Accounting Standards Board ("FASB') issued Financial Accounting Standards ("FAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The Company has incurred substantial losses, and has no revenue. Those matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As a result, the Company expects to continue to incur operating losses and may have insufficient funds to grow its business in the future. The Company can give no assurance that it will achieve profitability. As a result, operations in the near future are expected to continue to use working capital.

The ability of the Company to continue as a going concern is dependent on management's success of its future operations and successful capital infusion. The management is actively marketing efforts to produce revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - ACQUISITION

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
                                                                      ===========        ===========

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITION (CONTINUED)

Summary Statements of Operations

                                                   FOR THE PERIOD ENDED   FOR THE YEAR ENDED
                                                      OCTOBER 3, 2006     DECEMBER 31, 2005
                                                   --------------------   ------------------
Revenue                                                 $        --         $ 4,235,977
Cost of sale and proprietary software write off                               1,610,685
General and administrative expenses                              --           1,826,486
Total Other income (expenses)                               (17,940)            (85,985)
Income from discountinued operations, net of tax          2,384,378                  --
                                                        -----------         -----------

Net income                                              $ 2,366,438         $   712,821
                                                        ===========         ===========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                      JUNE 30,         DECEMBER 31,
                                       2007               2006
                                    -----------        ------------
                                    (UNAUDITED)         (AUDITED)
Automobiles                          $ 147,823         $ 147,823
Computer equipment                      65,791            65,791
Furniture and fixtures                  95,145            95,145
Leasehold improvements                  56,672            22,981
Purchased software                      22,362            22,362
                                     ---------         ---------
                                       387,793           354,102
Less accumulated depreciation         (234,713)         (231,989)
                                     ---------         ---------

  Property and Equipment, net        $ 153,080         $ 122,113
                                     =========         =========

NOTE 5 - ACCRUED LIABILITIES

Accrued expenses consist of:

                                      JUNE 30,        DECEMBER 31,
                                        2007              2006
                                    -----------       ------------
                                    (UNAUDITED)        (AUDITED)
Officer compensation                 $1,346,250        $  925,000
Employee compensation                   310,000                --
Accrued interest                         25,646            18,324
Credit card liability                    70,141            74,915
Other accrued expenses                    6,752            50,953
                                     ----------        ----------
  Property and Equipment, net        $1,758,789        $1,069,192
                                     ==========        ==========

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                     JUNE 30,        DECEMBER 31,
                                                       2007             2006
                                                   -----------       ------------
                                                   (UNAUDITED)        (AUDITED)
Note payable to a bank for two automobiles,
due in monthly installments of $1,378 and
$1,450 including interest at 8.25% and 8.50%,
respectively.  Secured by two automobiles            $ 76,204         $ 89,644

Less: current portion                                 (56,358)         (56,358)
                                                     --------         --------

Long-term debt                                       $ 19,846         $ 33,286
                                                     ========         ========

NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                FOR THREE MONTHS ENDED                      FOR SIX MONTHS ENDED
                                                       JUNE 30,                                   JUNE 30,
                                          -----------------------------------         -----------------------------------
NUMERATOR:                                     2007                 2006                  2007                  2006
                                          -------------         -------------         -------------         -------------
 Net Loss                                 $    (812,176)        $        (507)        $  (1,405,335)        $      (1,498)
                                          -------------         -------------         -------------         -------------
Denominator:
 Weighted Average of Common Shares          197,804,273            95,225,000           197,804,273            95,225,000
                                          -------------         -------------         -------------         -------------

Basic and Diluted Net Loss per Share                NIL                   NIL               $ (0.01)                  NIL
                                          =============         =============         =============         =============

NOTE 8 - RELATED PARTIES TRANSACTIONS

The Company had a note payable to a related party in the amounts of $490,376 and $190,808 as of June 30, 2007 and December 31, 2006, respectively. The note bears interest at 7.5% per annum, is unsecured and due on demand. The accrued interest related to note payable was $25,646 and $18,324 as of June 30, 2007 and December 31, 2006, respectively.

NOTE 9 - SEGMENT INFORMATION

The Company is currently managed and operated as one business. The entire business is managed by a single management team that reports to the Company's President. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and dose not have separately reportable segments as defined by SFAS No. 131 "Disclosures about Segments of an CityplaceEnterprise and Related Information".

                  GLOBAL ENTERTAINMENT HOLDINGS/EQUITIES, INC.
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheets as of June 30, 2007 and December 31, 2006.

NOTE 11 - LEGAL PROCEEDINGS

On November 11, 2006, Bryan Abboud caused a complaint to be filed in the circuit court of the eleventh judicial circuit in and for CityplaceMiami-Dade County, StateFlorida against Bayshore Media Group, Jacob Dadon, CEO and David Dadon, Chairman, alleging breach of contract, rescission, fraudulent inducement, conversion, civil theft, and civil conspiracy. Mr. Abboud seeks a declaratory judgment, a constructive trust, an accounting, and a temporary injunction. As of June 30, 2007, this matter remains in motion.

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

On dateYear2007Day26Month2February 26, 2007, the Teachers Insurance and Annuity Association of America caused a complaint to be filed in the county court in and for CityMiami-Dade County, StateFlorida against the Company for an action for possession of non-residential property pursuant to applicable StateplaceFlorida law. The court entered final judgment on dateYear2007Day9Month3March 9, 2007, restoring possession of the premises to the Plaintiff. The Plaintiff then initiated a second action against the Company on April 9, 2007 seeking monetary damages in connection with the breach of the lease in the approximate amount of $145,017.

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

Since the acquisition of Bayshore our business is now that of Bayshore's and all references to us, unless otherwise indicated, include the operations of Bayshore.

We plan to be an independent distributor of motion pictures. Our film library consists of 14 films which encompass a diverse range of interest covering several genres: action, comedy, drama, horror and romance.

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

Although we have owned our motion pictures for over two and a half years we have never generated any revenue from the distribution of our films. We do not know if or when we will ever earn revenue from the distribution or sale of our films. We have incurred substantial losses, have an accumulated deficit and need additional working capital. These matters raise substantial doubt about our ability to continue as a going concern. Our management is attempting to develop sales to cover expenses and obtain an infusion of capital from private investors. Our ability to continue as a going concern is dependent upon raising additional capital.

Although short-term loans from management may be sufficient to fund our short-term capital needs we will need to sell equity or debt securities, obtain credit from third parties, or sell or distribute our films to meet our longer-term capital requirements. There is no assurance that we will be able to obtain additional capital in amounts or on acceptable terms, if at all or on a timely basis.

         We recently filed a registration statement on Form S-8 which allows our directors, without shareholder approval, to issue up to 35,000,000 shares of common stock upon the exercise of options, and to issue up to 100,000,000 shares for payment of salaries or consulting fees. On July 20, 2007 our directors authorized the issuance of 28,300,000 shares of our common stock to twenty-seven persons in payment of salaries and consulting fees. Jacob and David Dadon, both officers and directors of the Company, and Lydia Dadon, a former officer and director of the Company, were each issued 3,000,000 of these shares. All of these shares were registered by means of the S-8 registration statement and may be sold in the public market.

         Future sales of our common stock, registered by means of the S-8 registration statement or otherwise, in the public market, or the perception that such sales could occur, could put downward selling pressure on our shares, and adversely affect the market price of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES

Jacob Dadon, our President and Chief Executive Officer and David Dadon, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and in their opinion, our disclosure controls and procedures ensure that material information relating to Global is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Jacob Dadon and David Dadon there has not been any change in our internal controls over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our controls.

                                    PART III

ITEM 6. EXHIBITS


    Number             Title
    ------             -----

     31.1              Rule 13a-14(a) Certifications

     31.2              Rule 13a-14(a) Certifications

     32                Section 1350 Certifications

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GLOBAL ENTERTAINMENT HOLDINGS /
                                      EQUITIES, INC.


August 20, 2007                       /s/ Jacob Dadon
                                      ----------------------------------------
                                      Jacob Dadon
                                      President, Chief Executive Officer


                                      /s/ David Dadon
                                      ----------------------------------------
                                      David Dadon
                                      Principal Financial and Accounting Officer